Form 10-Q
period 1997-03-31
MOTORS & GEARS INC
filed 1997-05-15
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549




                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1997        Commission File Number  333-19257

                     MOTORS & GEARS, INC.
      (Exact name of registrant as specified in charter)

          Delaware                               36-4109641
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

     ArborLake Centre, Suite 550                     60015
       1751 Lake Cook Road                        (Zip Code)
       Deerfield, Illinois
(Address of Principal Executive Offices)

     Registrant's telephone number, including Area Code:
                        (847) 945-5591

Former name, former address and former fiscal year, if changed since last report: Not applicable.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) MONTHS (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                         Yes                 No   x

     The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of May
15, 1997:   100,000.

                     MOTORS & GEARS, INC.


                            INDEX


Part I.                                      Page No.

     Financial Information

     Condensed Consolidated Balance Sheets             3
     at March 31, 1997, and December 31, 1996

     Condensed Consolidated Statements of              4
     Income for the Three Months Ended
     March 31, 1997 and 1996

     Condensed Consolidated Statements of Cash         5
     Flows for the Three Months Ended March 31,
     1997 and 1996

     Notes to Condensed Consolidated Financial         6
     Statements

     Management's Discussion and Analysis of           8
     Financial Condition and Results of
     Operations


Part II.

     Other Information                                 10

     Signatures                                        11

                     MOTORS & GEARS, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
              (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                  March 31,    December 31,
                                                    1997            1996
                                                (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                         $  15,531     $ 10,011
 Accounts receivable, net                             16,972       13,056
 Inventories                                          16,379       16,554
 Prepaid expenses and other current assets             1,093          886
 Deferred income taxes                                 1,159        1,159
    Total Current Assets                              51,134       41,666

Property, plant, and equipment, net                   10,609       11,431
Goodwill, net                                        108,655      109,103
Covenants not to compete, net                          1,131        1,206
Deferred financing costs, net                          9,972       10,181
Other assets                                              77           81
    Total Assets                                   $ 181,578     $173,668

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
 Accounts Payable                                  $   8,561     $  5,408
 Accrued interest payable                              7,260        3,204
 Accrued expenses and other                            4,418        3,744
 Due to Jordan                                           263        1,706
 Current portion of capital lease obligations             31           18
    Total Current Liabilities                         20,533       14,080

Senior Notes Payable                                 170,000      170,000
Subordinated note payable                              5,000        5,000
Capital lease obligations, less current portion           77           49
Deferred income taxes                                    592          282
Other non-current liabilities                             44           44
Net Capital Deficiency:
 Common Stock                                              1            1
 Additional paid-in capital                           30,005       30,005
 Accumulated deficit                                 (44,674)     (45,793)
    Total Net Capital Deficiency                     (14,668)     (15,787)
    Total Liabilities and Net Capital Deficiency    $181,578     $173,668



See accompanying notes to condensed consolidated financial statements.

                     MOTORS & GEARS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)
              (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                             THREE MONTHS ENDED
                                                    MARCH 31,
                                               1997      1996



Net Sales                                      $31,519   $28,087
Cost of Sales, excluding depreciation           20,380    18,067
Selling, general, and administrative expenses    2,241     1,754
Depreciation                                       971       582
Amortization of goodwill and other intangibles     986       922
Management fees and other                          326       717

     Operating Income                            6,615     6,045

Other (income) and expenses:
    Interest expense                             4,894     2,346
    Interest income                               (141)       (4)
     Total other expenses                        4,753     2,342

Income before income taxes                       1,862     3,703

Provision for income taxes                         743     1,481

Net income                                     $ 1,119   $ 2,222

                     MOTORS & GEARS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                   THREE MONTHS ENDED
                                                       March 31,
                                                    1997        1996

Cash flows from operating activities:
 Net income                                      $  1,119     $ 2,222
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                   2,218       1,773
    Provision for (benefit from) deferred
    income taxes                                      310         (58)
  Changes in operating assets and liabilities
  Net of effects from acquisitions:
    Increase in current assets                     (3,948)     (1,308)
     Increase in current liabilities                7,883         817
    Increase in non-current assets                    (48)        -
    Decreases in payables to Jordan Industries     (1,443)     (4,031)

    Net cash provided by (used in) operating
    activities                                      6,091       (585)

Cash flows from investing activities:
   Capital expenditures, net                         (100)      (384)
   Acquisitions of subsidiaries                      (454)   (21,700)
   Net cash used in investing activities             (554)   (22,084)

Cash flows from financing activities:
   Proceeds from debt issuance                          -     21,700
   Repayment of long-term debt                         (4)    (1,873)
   Other                                              (13)        (8)
   Net cash (used in) provided by financing
   activities                                         (17)    19,819

Net increase (decrease) in cash and cash equivalents    5,520     (2,850)
Cash and cash equivalents at beginning of period       10,011      2,781
   Cash and cash equivalents at end of period        $ 15,531    $   (69)

Cash paid during the period for:
   Interest                                          $      2    $ 1,629
   Income taxes                                      $     71    $    79
Non-cash investing activities:
   Capital leases                                    $     46    $     -


See accompanying notes to condensed consolidated financial statements.

                     MOTORS & GEARS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1996, which are included in the Company's prospectus issued in connection with the offering of its 10 % Series B Senior Notes due 2006, and filed on April 3, 1997. Results of operations for the interim periods are not necessarily indicative of annual results of operations.


B.  Inventories

Inventories are summarized as follows:

                                               March 31,         December 31,
                                                 1997                1996

     Raw materials and work in process         $14,156              $14,019
      Finished goods                             2,223                2,535
                                               $16,379              $16,554



C.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1997 and December 31, 1996, are as follows:

                                            March 31,      December 31,
                                               1997           1996

Deferred tax liabilities

Tax over book depreciation
   Goodwill                                   $2,201        $1,866

Total deferred tax liabilities                $2,201         1,866

                     MOTORS & GEARS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)
              (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                             March 31,      December 31,
                                               1997           1996

Deferred tax assets:
     Property, plant and equipment             1,560          1,509
     Covenants not to compete                     75            75
     Vacation accrual                            145           136
     Franchise Tax                               128           128
     Employee benefits                           267           230
     Uniform capitalization                      243           243
     Allowance for doubtful accounts              15            17
     Inventory obsolescence reserve              136           159
     Other                                       199           246

Total deferred tax assets                     $2,768        $2,743

Net deferred tax assets                        $ 567        $  877



D.  Acquisition of Subsidiaries

On March 8, 1996, Merkle-Korff acquired the net assets of Barber-Colman Motors ("Colman Motors Products", formerly "Barber-Colman"), a division of Barber-Colman Company, which was wholly-owned by Siebe, plc. This division consisted of Colman OEM and Colman Motor Products, wholly-owned subsidiaries of Barber-Colman Company, and the motors division of Barber-Colman Company, collectively, Colman Motor Products ("CMP"). It is a vertically integrated manufacturer of sub fractional horsepower AC/DC motors and gear motors with applications in such products as vending machines, copiers, printers, ATM machines, currency changers X-ray machines, peristaltic pumps, HVAC actuators, and other products.

The purchase price of $21,700, which included costs incurred directly related to the transaction, was allocated to working capital of $5,111, property, plant and equipment of $6,541, non-compete agreements of $1,000, and resulted in an excess purchase price over net identifiable assets of $9,048. The acquisition was financed with $21,700 of new and existing credit facilities.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (UNAUDITED)
              (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                              THREE MONTHS ENDED
                                               1997      1996

     Net sales                               $31,519   $28,087
     Operating income                          6,615     6,045
     Net income                                1,119     2,222


     Operating Margin (1)                       21.0%     21.5%
____________________

(1) Operating margin is operating income divided by net sales.


Results of Operations

Net sales increased 12% in the first quarter of 1997 to $31.5 million, up $3.4 million over the first quarter of 1996. Net sales increased 38% ($6.2 million) in sub fractional motors, primarily due to the acquisition of Colman Motor Products on March 8, 1996, as well as, strong growth in the vending and appliance markets. Gears and gear box sales increased 13% ($0.3 million), primarily as a result of customer specified gear boxes. These increases were offset partially by reduced sales in fractional/integral motors, 30% ($3.1 million), reflecting unusually strong sales in the first quarter of 1996, principally due to a substantial reduction in the backlog of orders for floor care motors.

Operating income increased 9.4% in the first quarter of 1997 to $6.6 million, up $0.6 million over the first quarter of 1996. The increase in operating income is primarily due to increased sales over the first quarter of 1996. Increases in selling, general, and administrative expenses $0.5 million, and depreciation, $0.4 million, were due entirely to the acquisition of Colman Motor Products. These increases were partially offset by reduced management fees and other expenses at Imperial Electric Company.

Consolidated net income decreased from $2.2 million to $1.1 million, principally due to increased interest expense, partially offset by improved operating income. First quarter interest expense increased from $2.3 million to $4.9 million, reflecting higher debt levels resulting from the issuance of $170 million of Senior Notes.

Operating margin decreased from 21.5% to 21.0%, primarily due to slightly lower operating margins of the product lines acquired through the Colman Motor Products acquisition and the absorption of fixed plant overhead over lower sales of fractional/integral motors.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company had $30.6 million of working capital at March 31, 1997, compared with $27.6 million at December 31, 1996. The increase in working capital was primarily due to higher cash balances, increased accounts receivable, and lower intercompany payables offset partially by an increase in accounts payable and accrued interest payable.

The Company's net cash generated from operating activities for the three months ended March 31, 1997 increased $6.7 million to $6.1 million compared with the same period in 1996. The increase was due to higher current liabilities, $7.1 million, a lower decrease in payables to Jordan Industries, $2.6 million, an increase in depreciation and amortization, $0.4 million, and a greater benefit for deferred taxes, $0.4 million. These increases were partially offset by lower net income, $1.1 million, and a higher increase in current assets of $2.6 million.

The net cash used in investing activities decreased $21.5 million to $0.6 million in 1997, as compared to the same period in 1996, reflecting lower capital expenditures, $0.3 million, and the absence of the Colman Motor Products acquisition, $21.7 million, which occurred in 1996.

The net cash provided by financing activities for the three months ended March 31, 1997, decreased by $19.8 million due to proceeds from new debt issued in connection with the Coleman Motor Products acquisition, $21.7 million, in the first quarter 1996 and lower repayments of long term debt, $1.9 million.

None of the subsidiaries require significant amounts of capital spending to sustain its current operations or to achieve projected growth.

                 PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings
               None


Item 2.        Changes in Securities
               None


Item 3.        Defaults upon Senior Securities
               None


Item 4.        Submission of Matters to a Vote of Security Holders
               None


Item 5.        Other Information
               None


Item 6.        Exhibits and Reports on Form 8-K
               None


               27.  EDGAR Financial Data Schedule

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MOTORS & GEARS, INC.




                                   By: /s/  Norman R. Bates
                                       Norman R. Bates
                                       Chief Financial Officer

May 15, 1997