Form 10-Q
period 1997-06-30
MOTORS & GEARS INC
filed 1997-08-14
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549




FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1997         Commission File Number  333-19257

                      MOTORS & GEARS, INC.
       (Exact name of registrant as specified in charter)

          Delaware                           36-4109641
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

     ArborLake Centre, Suite 550                     60015
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

               Yes   x             No

     The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of August
14, 1997:   100,000.

                      MOTORS & GEARS, INC.


                             INDEX


Part I.                                            Page No.

     Financial Information

     Condensed Consolidated Balance Sheets             3
     at June 30, 1997, and December 31, 1996

     Condensed Consolidated Statements of              4
     Income for the second quarter and Six
     Months Ended June 30, 1997 and 1996

     Condensed Consolidated Statements of Cash         5
     Flows for the Six Months Ended June 30,
     1997 and 1996

     Notes to Condensed Consolidated Financial         6
     Statements

     Management's Discussion and Analysis of           9
     Financial Condition and Results of
     Operations


Part II.

     Other Information                                 11

     Signatures                                        12

                      MOTORS & GEARS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                   June 30,     December 31,
                                                     1997            1996
                                                 (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                         $  14,210     $ 10,011
 Accounts receivable, net                             29,770       13,056
 Inventories                                          25,662       16,554
 Prepaid expenses and other current assets             3,709          886
 Deferred income taxes                                 1,159        1,159
    Total Current Assets                              74,510       41,666

Property, plant, and equipment, net                   14,695       11,431
Goodwill, net                                        141,098      109,103
Covenants not to compete, net                          1,056        1,206
Deferred financing costs, net                         10,034       10,181
Other assets                                             101           81
    Total Assets                                   $ 241,494     $173,668

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
 Accounts Payable                                  $  15,922     $  5,408
 Accrued interest payable                              2,692        3,204
 Accrued expenses and other                            5,091        3,744
 Due to affiliated company                             1,190        1,706
 Current portion of capital lease obligations             20           18
    Total Current Liabilities                         24,915       14,080

Long-Term debt                                       220,000      170,000
Subordinated note payable                              5,000        5,000
Capital lease obligations, less current portion           80           49
Deferred income taxes                                  2,258          282
Other non-current liabilities                          2,573           44
Net Capital Deficiency:
 Common Stock                                              1            1
 Additional paid-in capital                           30,005       30,005
 Accumulated deficit                                 (43,338)     (45,793)
    Total Net Capital Deficiency                     (13,332)     (15,787)
    Total Liabilities and Net Capital Deficiency    $241,494     $173,668



See accompanying notes to condensed consolidated financial statements.

                    MOTORS & GEARS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)



                         THREE MONTHS ENDED    SIX MONTHS ENDED
                              JUNE 30,                JUNE 30,
                           1997       1996      1997    1996



Net Sales                 $34,999   $31,491   $66,518  $59,578
Cost of Sales, excluding
 depreciation              22,396    20,251    42,776   38,318
Selling, general, and
 administrative expenses    2,691     2,385     4,932    4,139
Depreciation                  969       826     1,940    1,408
Amortization of goodwill
 and other intangibles        989     1,008     1,975    1,930
Management fees and other     353       759       679    1,476

     Operating Income       7,601     6,262    14,216   12,307

Other (income) and expenses:
    Interest expense        5,247     2,561    10,141    4,907
    Interest income          (178)      (12)     (319)     (16)
     Total other expenses   5,069     2,549     9,822    4,891

Income before income taxes  2,532     3,713     4,394    7,416

Provision for income taxes  1,196     1,292     1,939    2,773

Net income                $ 1,336   $ 2,421   $ 2,455  $ 4,643

                      MOTORS & GEARS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                SIX MONTHS ENDED
                                                          June 30,
                                               1997        1996
Cash flows from operating activities:
 Net income                                  $  2,455  $ 4,643
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization               4,437      3,821
    Provision for deferred income taxes           612        225
Changes in operating assets and liabilities
  Net of effects from acquisitions:
    Increase in current assets                 (3,328)      (219)
  Increase in current liabilities               2,914      1,704
    Increase in non-current assets               (380)        -
    Decreases in payables to affiliated company  (516)    (5,660)

    Net cash provided by operating activities   6,194      4,514

Cash flows from investing activities:
   Capital expenditures, net                     (249)      (738)
   Acquisitions of subsidiaries               (51,767)   (21,700)
   Net cash used in investing activities      (52,016)   (22,438)

Cash flows from financing activities:
   Proceeds from debt issuance                     --     20,000
   Proceeds from revolving credit facilities    50,000     1,700
   Repayment of long-term debt                     (11)   (5,253)
   Other                                            32       158
   Net cash provided by financing activities    50,021    16,605

Net increase (decrease) in cash and cash equivalents    4,199     (1,319)
Cash and cash equivalents at beginning of period       10,011      2,781
Cash and cash equivalents at end of period           $ 14,210    $ 1,462

Cash paid during the period for:
   Interest                                          $ 10,033    $ 3,635
   Income taxes                                      $    110    $    97
Non-cash investing activities:
   Capital leases                                    $     46    $    59



See accompanying notes to condensed consolidated financial statements.

                      MOTORS & GEARS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1996, which are included in the Company's prospectus issued in connection with the offering of its 10 % Series B Senior Notes due 2006, and filed on April 3, 1997. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Inventories

Inventories are summarized as follows:

                                               June 30,       December 31,
                                                 1997             1996

     Raw materials and work in process         $22,158         $14,019
      Finished goods                             3,504           2,535
                                               $25,662         $16,554


C.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1997 and December 31, 1996, are as follows:

                                             June 30,      December 31,
                                               1997           1996

Deferred tax liabilities

Goodwill                                     $2,503        $1,866
Other                                         1,364           -

Total deferred tax liabilities               $3,867        $1,866

                      MOTORS & GEARS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                               June 30,      December 31,
                                                1997           1996

Deferred tax assets:
     Property, plant and equipment             1,560          1,509
     Covenants not to compete                     75            75
     Vacation accrual                            145           136
     Franchise Tax                               128           128
     Employee benefits                           267           230
     Uniform capitalization                      243           243
     Allowance for doubtful accounts              15            17
     Inventory obsolescence reserve              136           159
     Other                                       199           246

Total deferred tax assets                     $2,768         $2,743

Net deferred tax liabilities (assets)         $1,099         $ (877)



D.  Acquisition of Subsidiaries

On March 8, 1996, Merkle-Korff acquired the net assets of Barber-Colman Motors ("Colman Motors Products", formerly "Barber-Colman"), a division of Barber-Colman Company, which was wholly-owned by Siebe, plc. This division consisted of Colman OEM and Colman Motor Products, wholly-owned subsidiaries of Barber-Colman Company, and the motors division of Barber-Colman Company, collectively, Colman Motor Products ("CMP"). It is a vertically integrated manufacturer of subfractional horsepower AC/DC motors and gear motors with applications in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristaltic pumps, HVAC actuators, and other products.

The purchase price of $21,700, which included costs incurred directly related to the transaction, was allocated to working capital of $5,111, property, plant and equipment of $6,541, non-compete agreements of $1,000, and resulted in an excess purchase price over net identifiable assets of $9,048. The acquisition was financed with $21,700 of new and existing credit facilities.

On June 12, 1997, Motors & Gears Industries, Inc. ("The Company"), through its newly-formed wholly-owned subsidiary, FIR Group Holdings, Inc. and its wholly-owned subsidiaries, Motors and Gears Amsterdam, B.V. and FIR Group Holdings Italia, SrL, purchased all of the common stock of the FIR Group Companies, consisting of CIME S.p.A., SELIN S.p.A., and FIR S.p.A. The FIR Group Companies are manufacturers of electric motors and pumps for niche applications

                      MOTORS & GEARS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)



such as pumps for commercial dishwashers, motors for industrial sewing machines, and motors for industrial fans and ventilators.

The purchase price of $51.3 million, including costs directly related to the transaction, was preliminarily allocated to working capital of $16.9 million, property, plant, and equipment of $4.9 million, other long term liabilities of $3.8 million, and resulted in an excess of purchase price over net identifiable assets of $33.3 million. The cash was provided from borrowings under the Company's existing Credit Agreement.

E.  Significant Accounting Policies - Consolidation Principles

The consolidated financial statements include the accounts of Motors & Gears, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidations. Operations of subsidiaries outside the United States are included for periods ending two months prior to the Company's year end and interim periods to ensure timely preparation of the consolidated financial statements. In reference to the above, the operations of the FIR Group Companies from the date of acquisition, June 12, 1997, through June 30, 1997, are excluded from the second quarter 10Q and will subsequently be included in the third quarter 10Q.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (UNAUDITED)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)



                         SECOND QUARTER        SIX MONTHS ENDED
                         1997        1996           1997      1996

Net sales               $34,999     $31,491        $66,518    $59,578
Operating incom           7,601       6,262         14,216     12,307
Net income                1,336       2,421          2,455      4,643


Operating Margin (1)       21.7%       19.9%          21.4%      20.7%
____________________

(1) Operating margin is operating income divided by net sales.


Results of Operations

Net sales for the second quarter and first half of 1997 increased 11% ($3.5 million) and 12% ($6.9 million) respectively as compared with the same periods in the prior year. Net sales of sub-fractional motors for the second quarter and first half of 1997 increased 20% and 28%, respectively over the same periods in 1996. The strong growth in sub-fractional motors is primarily attributed to the acquisition of Colman Motor Products on March 8, 1996, as well as continued strength in the vending and appliance markets. Gears and gear box sales for the second quarter and first half of 1997 increased 21% and 17% respectively as compared with the same periods in the prior year, primarily as a result of strong sales of planetary gears in the floor care market. These increases were offset partially by reduced sales in fractional/integral motors, 10% and 20% for the second quarter and first half of 1997 respectively as compared with the same periods in the prior year. These decreases reflect the unusually strong sales in the first and second quarters of 1996, principally due to a substantial reduction in the backlog of orders accumulated in the fourth quarter of 1995.

Operating income increased 21% ($1.3 million) and 16% ($1.9 million) for the second quarter and first half respectively, as compared with the same periods of the prior year. The increase in operating income is primarily due to the increased sales discussed above. Increases in selling, general, and administrative expenses, and depreciation, were due principally to the acquisition of Colman Motor Products. These increases were partially offset by reduced management fees and other expenses at Imperial Electric Company.

                            PAGE 10
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating margins increased from 19.9% to 21.7% for the second quarter and from 20.7% to 21.4% for the first half of 1997.

Consolidated net income decreased from $2.4 million to $1.3 million for the second quarter and from $4.6 million to $2.5 million for the first half, principally due to increased interest expense offset partially by improved operating margins. Interest expense for the second quarter increased from $2.6 million to $5.2 million and from $4.9 million to $10.1 million for the first half of 1997, reflecting higher debt levels resulting from the issuance of $170 million of Senior Notes in November of 1996.

Liquidity and Capital Resources

The Company had $49.6 million of working capital at June 30, 1997, compared with $27.6 million at December 31, 1996. The increase in working capital was primarily due to the acquisition of the FIR Group Companies, higher cash balances, increased accounts receivable, and lower intercompany payables offset partially by an increase in accounts payable and accrued expenses and other current liabilities.

The Company's net cash generated from operating activities for the six months ended June 30, 1997 increased $1.7 million to $6.2 million compared with the same period in 1996. The increase was due to higher current liabilities, $1.2 million, a lower decrease in payables to affiliated company, $5.1 million, an increase in depreciation and amortization, $0.6 million, and a greater benefit for deferred taxes, $0.4 million. These increases were partially offset by lower net income, $2.1 million, and a higher increase in current assets of $3.1 million, and an increase in non-current assets of $0.4 million.

The net cash used in investing activities increased $29.6 million to $52.0 million in 1997, as compared to the same period in 1996, reflecting the FIR Group Companies acquisition, $51.3 million, offset partially by lower capital expenditures, $0.5 million, and the absence of the Colman Motor Products acquisition, $21.7 million, which occurred in 1996.

The net cash provided by financing activities for the six months ended June 30, 1997, increased by $33.4 million compared with the same period in 1996, due to proceeds from borrowings under the Motors & Gears Industries, Inc. Credit Agreement, $50 million, and lower repayments of long term debt, $5.2 million, offset partially by proceeds in the first quarter 1996 from new debt issued in connection with the Colman Motor Products acquisition, $21.7 million.

The Company, at June 30, 1997, had available cash of $25 million in connection with its existing Credit Agreement. None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

                  PART II.  OTHER INFORMATION





Item 1.          Legal Proceedings
            None


Item 2.          Changes in Securities
            None


Item 3.          Defaults upon Senior Securities
            None


Item 4.          Submission of Matters to a Vote of Security Holders
            None


Item 5.          Other Information
            None


Item 6.          Exhibits and Reports on Form 8-K

            a)   27.  EDGAR Financial Data Schedule

            b) The Company filed a Form 8-K on June 24, 1997 describing the acquisition of the FIR Group Companies on June 12, 1997. Financial statements and exhibits were not filed at that time. The required financial information will be filed no later than August 22, 1997.

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


August 13, 1997