Form 10-Q
period 1997-09-30
MOTORS & GEARS INC
filed 1997-11-14
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549




FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1997    Commission File Number  333-19257

MOTORS & GEARS, INC.
(Exact name of registrant as specified in charter)
                Delaware                           36-4109641
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

     ArborLake Centre, Suite 550                     60015
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

     The number of shares outstanding of Registrant's Common Stock as of
November 14, 1997:   100,000.

MOTORS & GEARS, INC.


INDEX


                                 Part I.

                                                   Page No.

     Financial Information

     Condensed Consolidated Balance Sheets             3
     at September 30, 1997, and December 31, 1996

     Condensed Consolidated Statements of              4
     Income for the third quarter and Nine
     Months Ended September 30, 1997 and 1996

     Condensed Consolidated Statements of Cash         5
     Flows for the Nine Months Ended September 30,
     1997 and 1996

     Notes to Condensed Consolidated Financial         6
     Statements

     Management's Discussion and Analysis of           9
     Financial Condition and Results of
     Operations


Part II.

     Other Information                                 12

     Signatures                                        13

MOTORS & GEARS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL DOLLAR AMOUNTS IN THOUSANDS)


                                               September 30,   December 31,
                                                    1997            1996
                                                 (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                         $  5,104      $ 10,011
 Accounts receivable, net                            29,988        13,056
 Inventories                                         25,442        16,554
 Prepaid expenses and other current assets            3,142           886
 Deferred income taxes                                1,159         1,159
    Total Current Assets                             64,835        41,666

Property, plant, and equipment, net                  14,081        11,431
Goodwill, net                                       138,556       109,103
Covenants not to compete, net                           981         1,206
Deferred financing costs, net                         9,643        10,181
Other assets                                            199            81
    Total Assets                                   $228,295      $173,668

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
 Accounts Payable                                  $ 15,195      $  5,408
 Accrued interest payable                             6,965         3,204
 Accrued expenses and other                           2,602         3,744
 Due to affiliated company                            2,770         1,706
 Current portion of capital lease obligations            20            18
    Total Current Liabilities                      $ 27,552        14,080

Long-Term debt                                      204,000       170,000
Subordinated note payable                             5,000         5,000
Capital lease obligations, less current portion          75            49
Deferred income taxes                                 2,503           282
Other non-current liabilities                         2,626            44
Net Capital Deficiency:
 Common Stock                                             1             1
 Additional paid-in capital                          30,005        30,005
 Accumulated deficit                                (43,467)      (45,793)
    Total Net Capital Deficiency                    (13,461)      (15,787)
    Total Liabilities and Net Capital Deficiency   $228,295      $173,668



See accompanying notes to condensed consolidated financial statements.

MOTORS & GEARS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)

                           THIRD QUARTER        NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                                 1997       1996        1997    1996



Net Sales                       $39,861   $30,575     $106,379  $90,153
Cost of Sales, excluding
 depreciation                    25,573    19,689       68,349   58,007
Selling, general, and
 administrative expenses          3,294     2,265        8,226    6,404
Depreciation                      1,063       760        3,003    2,168
Amortization of goodwill
 and other intangibles            1,281       990        3,256    2,920
Management fees and other           888       813        1,567    2,289

     Operating Income           $ 7,762   $ 6,058     $ 21,978  $18,365

Other (income) and expenses:
    Interest expense              5,809     2,522       15,950    7,413
    Interest income                 (35)        0         (354)       0
     Total other expenses       $ 5,774   $ 2,522     $ 15,596  $ 7,413

Income before income taxes        1,988     3,536        6,382   10,952

Provision for income taxes          866     1,309        2,805    4,082

Net income                      $ 1,122   $ 2,227     $  3,577  $ 6,870

MOTORS & GEARS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                        1997        1996
Cash flows from operating activities:
 Net income                                           $  3,577    $ 6,870
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                        7,046      5,978
    Provision for deferred income taxes                    803        516
Changes in operating assets and liabilities
  Net of effects from acquisitions:
    (Increase)/Decrease in current assets               (2,527)     1,169
     Increase in current liabilities                     3,401      1,295
    Increase in non-current liabilities                     53       -0-
    Increase in non-current assets                        (327)      -0-
    Increase/(Decrease) in payables to
     affiliated company                                  1,064     (6,235)

    Net cash provided by operating activities           13,090      9,593

Cash flows from investing activities:
   Capital expenditures, net                              (739)      (874)
   Acquisitions of subsidiaries                        (50,950)   (21,700)
   Cash acquired in purchase of subsidiaries               890        -0-
   Net cash used in investing activities               (50,799)   (22,574)

Cash flows from financing activities:
   Proceeds from debt issuance                             --      20,000
   Net borrowings from revolving credit facilities      34,000      1,700
   Repayment of long-term debt                             (17)    (6,945)
   Other                                                    70         81
   Net cash provided by financing activities            34,053     14,836

Effect of exchange rate changes on cash                 (1,251)       -0-

Net (decrease) increase in cash and cash equivalents    (4,907)     1,855
Cash and cash equivalents at beginning of period        10,011      2,781
Cash and cash equivalents at end of period            $  5,104    $ 4,636

Cash paid during the period for:
   Interest                                           $ 11,695    $ 7,183
   Income taxes                                       $    319    $   839
Non-cash investing activities:
   Capital leases                                     $     46    $    67

See accompanying notes to condensed consolidated financial statements.

MOTORS & GEARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1996, which are included in the Company's prospectus issued in connection with the offering of its 10 3/4% Series B Senior Notes due 2006, and filed on April 3, 1997. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Inventories

Inventories are summarized as follows:

                                           September 30,       December 31,
                                                 1997             1996

     Raw materials and work in process         $22,533         $14,019
      Finished goods                             2,909           2,535
                                               $25,442         $16,554

C.  Acquisition of Subsidiaries

On March 8, 1996, Merkle-Korff acquired the net assets of Barber-Colman Motors ("Colman Motors Products", formerly "Barber-Colman"), a division of Barber-Colman Company, which was wholly-owned by Siebe, plc. This division consisted of Colman OEM and Colman Motor Products, wholly-owned subsidiaries of Barber- Colman Company, and the motors division of Barber-Colman Company, collectively, Colman Motor Products ("CMP"). It is a vertically integrated manufacturer of sub fractional horsepower AC/DC motors and gear motors with applications in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristaltic pumps, HVAC actuators, and other products.

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

MOTORS & GEARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


On June 12, 1997, Motors & Gears Industries, Inc. ("The Company"), through its newly-formed wholly-owned subsidiary, FIR Group Holdings, Inc. and its wholly- owned subsidiaries, Motors and Gears Amsterdam, B.V. and FIR Group Holdings Italia, SrL, purchased all of the common stock of the FIR Group Companies, consisting of CIME S.p.A., SELIN S.p.A., and FIR S.p.A. The FIR Group Companies are manufacturers of electric motors and pumps for niche applications such as pumps for commercial dishwashers, motors for industrial sewing machines, and motors for industrial fans and ventilators.

The purchase price of $50.5 million, including costs directly related to the transaction, was preliminarily allocated to working capital of $17.5 million, property, plant, and equipment of $4.9 million, other long term liabilities of $3.9 million, and resulted in an excess of purchase price over net identifiable assets of $32.0 million. The cash was provided from borrowings under the Company's existing Credit Agreement.

On October 27, 1997, Motor & Gears Industries, Inc. ("The Company") acquired all of the outstanding stock of ED&C Company ("ED&C"). The Company acquired ED&C through its newly formed wholly owned subsidiary, Electrical Design and Control Company. ED&C is a full-service electrical engineering company which designs, engineers, and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build, and support services to produce electronic control panels which regulate the speed and movement of conveyor systems used in a variety of automotive plants and other industrial applications.

In connection with the acquisition, the Company paid $15.0 million to the sellers in cash and the remainder was financed through a $4.0 million unsecured note which bears an interest rate of 9% with one principal amortization payment of $4.0 million in 2002. The cash was provided from borrowings under the Company's existing credit agreement.

Unaudited proforma information with respect to the Company as if the 1997 and 1996 acquisitions had occurred on January 1, 1997 and 1996 is as follows:

                         Nine Months Ended      Nine Months Ended
                         September 30, 1997     September 30, 1996

     Net Sales              $137,470              $136,337
     Net Income                4,732                 4,187

MOTORS & GEARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


D.  Significant Accounting Policies - Consolidation Principles

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           THIRD QUARTER          NINE MONTHS ENDED
                         1997        1996           1997      1996

Net sales              $39,861     $30,575        $106,379   $90,153
Operating income         7,762       6,058          21,978    18,365
Net income               1,122       2,227           3,577     6,870


Operating Margin (1)      19.5%       19.8%           20.7%     20.4%
____________________

(1) Operating margin is operating income divided by net sales.


Results of Operations

Net sales for the third quarter and first nine months of 1997 increased 30% ($9.3 million) and 18% ($16.2 million) respectively as compared with the same periods of the prior year. Net sales of sub-fractional motors for the third quarter and first nine months of 1997 increased 6% and 20% respectively over the same periods in 1996. The strong growth in sub- fractional motors is primarily attributed to the acquisition of Colman Motor Products on March 8, 1996, as well as continued strength in the vending and appliance markets. Gears and gear box sales for the third quarter and first nine months of 1997 increased 27% and 21% respectively as compared with the same periods of the prior year. This strong performance is driven by increased sales of planetary gears in the floor care market. Sales of fractional/integral motors for the third quarter and first nine months of 1997 increased 99% and 13% respectively as compared with the same periods of the prior year.
This significant increase is attributed to the acquisition of the FIR Group Companies on June 12, 1997. Sales in the existing fractional/integral motors business increased 7% for the third quarter compared with the same period in 1996. Existing fractional/integral motor business sales for the first nine months of 1997 decreased 13%, reflecting unusually strong sales in the first half of 1996, principally due to a substantial reduction in the backlog of orders accumulated in the fourth quarter of 1995.

Operating income increased 28% ($1.7 million) and 20% ($3.6 million) for the third quarter and first nine months respectively, as compared with the same periods of the prior year. The increase in operating income is primarily due to increased sales dicsussed above. Increases in selling, general, and administrative expenses, depreciation, and amortization were due principally to the acquisition of the FIR Group Companies. These increases were partially offset by reduced management fees and other expenses at Imperial Electric Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating margins remained strong, increasing slightly to 20.7% from 20.4% for the first nine months of 1997 and decreasing from 19.8% to 19.5% for the third quarter of 1997.

Consolidated net income decreased from $2.2 million to $1.1 million for the third quarter and from $6.9 million to $3.6 million for the first nine months, principally due to increased interest expense offset partially by improved operating income. Interest expense for the third quarter increased from $2.5 million to $5.8 million and from $7.4 million to $16.0 million for the first nine months. The increased interest expense reflects the higher debt levels resulting from the issuance of $170 million of Senior Notes issued in November of 1996, as well as, higher debt levels resulting from borrowings under the existing credit agreement for the purchase of the FIR Group Companies.

Liquidity and Capital Resources

The Company had $37.2 million of working capital at September 30, 1997, compared with $27.6 million at December 31, 1996. The increase in working capital was primarily due to the acquisition of the FIR Group Companies, increased accounts receivable, and lower intercompany payables offset partially by an increase in accounts payable and accrued expenses and other current liabilities, and a decrease in inventory.

The Company's net cash generated from operating activities for the nine months ended September 30, 1997 increased $3.5 million to $13.1 million compared with the same period in 1996. The increase was due to higher current liabilities, $2.1 million, an increase in payables to affiliated company, $7.3 million, an increase in depreciation and amortization, $1.1 million, and a greater benefit for deferred taxes, $0.3 million. These increases were partially offset by lower net income, $3.3 million, an increase in current assets of $3.7 million, and an increase in non-current assets of $0.3 million.

The net cash used in investing activities increased $28.2 million to $50.8 million in 1997, as compared to the same period in 1996, reflecting the FIR Group Companies acquisition, $50.5 million, offset partially by lower capital expenditures, $0.2 million, cash acquired in the purchase of the FIR Group Companies, $0.9 million, and the absence of the Colman Motor Products acquisition, $21.7 million, which occurred in 1996.

The net cash provided by financing activities for the nine months ended September 30, 1997, increased by $19.3 million compared with the same period in 1996, due to net borrowings under the Motors & Gears Industries, Inc. Credit Agreement, $34 million and lower repayments of long term debt, $6.9 million, offset partially by proceeds in the first quarter 1996 from new debt issued in connection with the Colman Motor Products acquisition, $21.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company, at November 14, 1997, had available cash of $24.5 million in connection with its existing Credit Agreement. None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

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

               b) The Company filed a Form 8-KA on August 20, 1997 describing the acquisition of the FIR Group Companies on June 12, 1997. The filing included the required financial statements and exhibits excluded from the 8K filed on June 24, 1997.

                    The Company filed a Form 8-K on November 10, 1997 describing the acquisition of ED&C Company on October 27, 1997. Financial Statements and exhibits were not filed at that time. The required financial information will be filed no later than 60 days following the filing of the 8-K.

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


November 14, 1997