Form 10-K
period 1997-12-31
MOTORS & GEARS INC
filed 1998-03-31
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            _____________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1997	  Commission File Number 333-19257

                           MOTORS AND GEARS, INC.
               (Exact name of registrant as specified in charter)

		Illinois							                                     36-4109641
(State or other jurisdiction of			               	(I.R.S. Employer
incorporation or organization)				               Identification No.)

ArborLake Centre, Suite 550	   					  60015
1751 Lake Cook Road          							(Zip Code)
Deerfield, Illinois
(Address of Principal Executive Offices)

               Registrant's telephone number, including Area Code:
                                (847) 945-5591

Securities registered pursuant to Section 12(b) of the Act:

                                      								Name of Each Exchange
	   Title of Each Class				                   On Which Registered
		   None					                                       N/A

Securities registered pursuant to Section 12(g) of the Act:

                               None

Indicated by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

		Yes  x 		No

The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

The number of shares outstanding of Registrant's Common Stock as of March 30, 1998: 100,000.

                           TABLE OF CONTENTS




                                                      PAGE

Part I



Item 1.        Business                                   3
Item 2.        Properties                                 9
Item 3.        Legal Proceedings                          10
Item 4.        Submission of Matters to a Vote
                of Security Holders                       10

Part II

Item 5.        Market for the Registrant's Common
                Equity and Related Stockholder Matters    10
Item 6.        Selected Financial Data                    10
Item 7.        Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                12
Item 7A.       Quantitative and Qualitative
                Disclosures About Market Risks            16
Item 8.        Financial Statements                       17
Item 9.        Changes In and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                      40

Part III

Item 10.       Directors and Executive Officers           40
Item 11.       Executive Compensation                     42
Item 12.       Security Ownership of Certain Beneficial
                Owners and Management                     44
Item 13.       Certain Relationships and Related
                Transactions                              45

Part IV

Item 14.       Exhibits, Financial Statement Schedules,
                and Reports On Form 8-K                   49
               Signatures                                 50

PART I

Item 1.	BUSINESS

THE COMPANY

Motors and Gears, Inc. (the "Company") was incorporated in the State of Illinois on September 8, 1995. On November 1, 1996, the Company effected a reincorporation merger whereby MK Group, Inc., an Illinois corporation, was merged with and into the Company, with the Company being the surviving entity. The Company is a direct, wholly-owned subsidiary of Motors and Gears Holdings, Inc., a Delaware corporation ("Parent"). The Parent is a majority owned subsidiary of Jordan Industries, Inc. ("JII"), a private holding company which owns and manages a widely diversified group of operating companies. Preferred shares of stock of the Parent owned by JII represent approximately 80% ownership interest of the Parent. All remaining preferred stock and common stock is owned by executive officers and directors of the Company and other employees of JII. The Company was organized by JII to acquire and operate companies in the motors, gears and motion control industry. The Company and its subsidiaries are included in JII's consolidated financial statements, and will continue to be part of the JII consolidated group for tax purposes until the redemption of the Company's Junior Preferred Stock or until such time as the Company can no longer be consolidated for federal income tax purposes.

The Company's principal executive offices are located at ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, Illinois 60015, and its telephone number is (847)945-5591.

BUSINESS

The Company is a manufacturer of specialty purpose electric motors, gearmotors, gearboxes, gears and electronic motion controls for a wide variety of consumer, commercial and industrial markets. The Company has a diverse base of customers and its products are used in a broad range of applications including vending machines, industrial ventilation equipment, automated material handling systems and elevators. The Company competes primarily in the electric motors and electronic motion control systems industries.

Business Segment Information

The Company operates in two separate business segments; electric motors ("motors") and electronic motion control systems ("controls"). The
Company entered the controls business segment through the acquisition of two companies during 1997(see Note 1 to the Company's consolidated financial statements). Accordingly, segment information for controls is not applicable for the years prior to 1997. Summary financial information by business segment included in the consolidated financial statements of the Company is as follows:

                                             Year Ended December 31,
                                         1997       1996        1995(1)
                                            (Dollars in thousands)
Net Sales
Motors                                   $145,639   $117,571    $ 63,979
Controls                                    3,030       N/A         N/A
                                         $148,669   $117,571    $ 63,979
Operating Income
Motors                                   $ 30,588   $ 26,165    $ 16,369
Controls                                      458       N/A         N/A
Corporate Expenses (2)                     (3,362)    (2,936)       N/A
	Total Operating Income                    27,684     23,229      16,369
Interest Expense                          (22,363)   (11,134)     (2,412)
Other                                         463        215         239
	Income before Income Tax and
	Extraordinary Items                     $  5,784   $ 12,310    $ 14,196

Identifiable Assets
Motors                                   $211,135   $157,796    $145,387
Controls                                   79,263       N/A         N/A
Corporate                                  44,746     17,734        N/A
                                         $335,144   $175,530    $145,387

Capital Expenditures
Motors                                   $  1,392   $  1,304    $    269
Controls                                      105        N/A        N/A
                                         $  1,497   $  1,304    $    269

Depreciation
Motors                                   $  4,283   $  2,960    $    516
Controls                                       28       N/A         N/A
                                         $  4,311   $  2,960    $    516

Amortization
Motors                                   $  4,544   $  4,118    $    840
Controls                                      160       N/A         N/A
                                         $  4,704   $  4,118    $    840

(1) Reflects the combined results of operations of the Predecessor from January 1, 1995 to September 22, 1995 and the Company from September 23, 1995 to December 31, 1995. The results of operations of Imperial, Scott and Gear are included in the Company's consolidated operating results from September 23, 1995, the date at which the Company and Imperial, Scott and Gear came under the common control of JII.

(2) Management fees paid to affiliated company have been included in corporate expenses.

Products

The Company has established itself as a reliable niche manufacturer of high-quality, economical, custom electric motors, gearmotors, gears and electronic motion control systems used in a wide variety of applications including vending machines, refrigerator ice dispensers, commercial dishwashers, commercial floor care equipment, automated material handling systems and elevators. The Company's products are custom designed to meet specific application requirements. Less than 5% of the Company's products are sold as stock products.

The Company offers a wide variety of options to provide greater flexibility in its custom designs. These options include thermal protectors, special mounting brackets, custom leads and terminals, single or double shaft extensions, brakes, cooling fans, special heavy gearing, custom shaft machining and custom software solutions. The Company also provides value-added assembly work, incorporating some of the above options into its final motor and control products. All of the custom-tailored motors, gearmotors and control systems are designed for long life, quiet operation, and superior performance.

Electric Motors

Electric motors are devices that convert electric power into rotating mechanical energy. The amount of energy delivered is determined by the level of input power supplied to the electric motor and the size of the motor itself. An electric motor can be powered by alternating current ("AC") or direct current ("DC"). AC power is generally supplied by power companies directly to homes, offices and industrial sites whereas DC power is supplied either through the use of batteries or by converting AC power to DC power. Both AC motors and DC motors can be used to power most applications; the determination is made through the consideration of power source availability, speed variability requirements, torque considerations, and noise constraints.

The power output of electric motors is measured in horsepower. Motors are produced in power outputs that range from less than one horsepower up to thousands of horsepower.

Subfractional Motors. The Company's subfractional horsepower products are comprised of motors and gearmotors which power applications up to 30 watts (1/25 horsepower). These small, "fist-size" AC and DC motors are used in light duty applications such as snack and beverage vending machines, refrigerator ice dispensers and photocopy machines.

Fractional/Integral Motors. The Company's fractional/integral horsepower products are comprised of AC and DC motors and gearmotors having power ranges from 1/8 to 300 horsepower. Key end markets for these motors include commercial floor care equipment, commercial dishwashers, commercial sewing machines, industrial ventilation equipment and elevators.

Gears and Gearboxes. Gears and gearboxes are mechanical components used to transmit mechanical energy from one source to another source. They are normally used to change the speed and torque characteristics of a power source such as an electric motor. Gears and gearboxes come in various configurations such as helical gears, bevel gears, planetary gearboxes, and right-angle gearboxes. For certain applications, an electric motor and a gear box are combined to create a gearmotor.

The Company's precision gear and gearbox products are produced in sizes of up to 16 inches in diameter and in various customized configurations such as pump, bevel and helical gears. Key end markets for these products include original equipment manufacturers ("OEMs") of motors, commercial floor care equipment, aerospace and food processing product equipment.

Electronic Motion Control Systems

Electronic motion control systems are assemblies of electronic and electromechanical components that are configured in such a manner that the systems have the capability to control various commercial or industrial processes such as conveyor systems, packaging systems, elevators and automated assembly operations. The components utilized in a motion control system are typically electric motor drives (electronic controls that vary the speed and torque characteristics of electric motors), programmable logic controls

("PLCs"), transformers, capacitors, switches and various types of software. The majority of the Company's motion control products control automated conveyor systems used in automotive manufacturing and elevators.

The Company's motion control systems are used primarily in automated conveyor systems within the automotive industry and the elevator modernizations market. The systems typically control several components such as electric motors, hydraulic or pneumatic valves, actuators and switches that are required for the conveyor or elevator systems to function properly.

Acquisitions

In September 1995, the Company acquired Merkle-Korff Industries, Inc. ("Merkle-Korff") from JII and acquired the net assets of Colman, Inc. and Colman Motor Products, Inc (collectively, "Barber-Colman) in March 1996 through Merkle-Korff. In November 1996, the Company acquired the business and net assets of Imperial Electric Company ("Imperial") and Imperial's subsidiaries, Scott Motor Company ("Scott") and Gear Research, Inc. ("Gear") from JII. In June 1997, the Company purchased all of the common stock of FIR Group Companies ("FIR") consisting of CIME S.p.A., SELIN, S.p.A. and FIR S.p.A. In October 1997, the Company purchased all outstanding stock of E.D. and C. Company, Inc. through its newly formed wholly owned subsidiary, Electrical Design and Control Company ("ED&C"). In December 1997, the Company acquired all of the stock of Motion Control Engineering, Inc. ("Motion Control"). See Note 1 to the consolidated financial statements included in
Item 8 of this annual report for further information regarding acquisitions.

Backlog

The Company's approximate backlog of unfilled orders at the dates specified was as follows:

	                                                Backlog
               Year Ended                       (Dollars in
               December 31,                      thousands)

                  1997
		               Motors                           $33,936
               		Controls                          16,843
                                                  $50,779

                  1996
	               	Motors                           $44,562
		               Controls                            N/A
                                                  $44,562

The Company will ship substantially all of its 1997 year-end backlog during 1998.

Marketing and Support Services

The Company's sales and marketing success is characterized by long-term customer relationships which are the result of continuity of management, outstanding delivery records, high-quality products, and competitive pricing. The Company utilizes a combination of direct sales personnel and manufacturers' representatives to market the Company's product lines. Generally, the inside sales organization is compensated through a fixed salary while the manufacturers' representative organizations receive commission.

National Accounts Managers serve large national OEMs such as General Electric, Whirlpool and Vendo. More than 95% of the Company's sales are to OEM customers. However, the Company has begun a distribution program with four distributors in its subfractional horsepower product line to increase coverage and generate more revenue growth.


The Company's motion control systems business is served primarily through internal sales and marketing professionals as well as independent representatives. The Company plans to add sales talent to this product group in order to expand its presence into additional motion control markets.

The Company's advertising efforts consist of specific product literature which is printed and provided to customers as applications are developed. In addition, the Company attends various trade shows to market products and to stay abreast of industry trends. It also advertises in trade magazines on a periodic basis.

International Operations

The Company currently operates five manufacturing facilities and one research and development facility in Europe. See Note 15 to the Company's consolidated financial statements included elsewhere in this annual report for additional geographic information.

Employee and Labor Relations

As of December 31, 1997, the Company employed 1,692 employees, of which 1,091 were non-union, and 601 were represented by unions. The Company has experienced no work stoppages over the past 10 years. It considers its relations with its employees to be excellent.

Competition

The electric motor, gear and motion control systems' markets are highly fragmented with a multitude of manufacturing companies servicing numerous markets. Motor manufacturers range from small local producers serving a specific application or end user, to high volume manufacturers offering general-purpose "off the shelf" motors to a wide variety of end users.
While there are numerous manufacturers of gears and gearboxes that service a wide variety of industries and applications, the Company competes in certain niche markets.

The Company's motion control systems business competes primarily within the automated conveyor system controls market and sells to conveyor manufacturers that serve the automotive manufacturing industry and the elevator modernization market. These niche markets consist of four to five major competitors.

The principal competitive factors in the electric motor, gear and motion control systems' markets include price, quality and service. Major motor manufacturers include General Electric, Baldor Electric Company, Emerson Electric Company and Reliance Electric Company; however, the Company generally competes with smaller, specialized manufacturers. While many of the major motor manufacturers have substantially greater assets and financial resources, the Company believes that its leading position in certain niche markets, its high-quality products and its value-added custom applications are adequate to meet competition.

Raw Materials and Suppliers

The primary raw materials used by the Company to produce its products are steel, copper, and miscellaneous purchased parts such as endshield castings, powdered metal gears, commutators, electronic components and packaging supplies. All materials are readily available in the marketplace. The Company is not dependent upon any single supplier in its operations for any materials essential to its business or not otherwise commercially available to the Company. The Company has been able to obtain an adequate supply of raw materials, and no shortage of raw materials is currently anticipated. Surcharges and/or raw material price escalation clauses are often used to insulate the Company from fluctuations in prices.

Intellectual Property

The Company's patents and trademarks taken individually, and as a whole, are not critical to the ongoing success of its business. The proprietary nature of the Company's products is attributable to the custom application designs for particular customers' needs rather than attributable to proprietary patented or licensed technology.


Environmental Regulation

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future. The Company does not currently anticipate any material adverse effect on its business, financial condition or results of operations as a result of compliance with U.S. Federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business. For example, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Company could be responsible for the necessary costs responding to any releases of hazardous substances for disposal. In addition, any failure by the Company to obtain and maintain permits that may be required for manufacturing operations could subject the Company to suspension of its operations. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's results of operations and financial condition.

Barber-Colman Motors, a division of the Company, leases property that has been the subject of remedial investigation and corrective action following the removal of a small, underground waste oil tank in 1994. Contaminated soils have been removed up to the edge of the foundation of an overlying structure and down to bedrock. The Wisconsin Department of Natural resources has advised the Company that no further action is necessary at this time. In connection with the Barber-Colman Acquisition, the Company obtained indemnification from the former owner of Barber-Colman Motors for environmental liability resulting from its prior operations.

Soils and groundwater, contaminated by historic waste handling practices at the FIR property in Casalmaggiore, Italy are the subject of an investigation and remediation under the review of government authorities. In connection with the FIR Acquisition, the Company obtained indemnification from the former owners for this investigation and remediation.

Item 2.	PROPERTIES

The Company's headquarters are located in an approximately 31,700 square foot office space in Deerfield, Illinois that is provided by JII pursuant to the Transition Agreement (see Item 13 "Certain Relationships and Related Transactions"). The Transition Agreement expires in December 2007.

The principal properties of the Company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 1997, are set forth in the table below:

           Location         Use            Square    Owned/       Lease
                                             Feet     Leased    Expiration
           Des Plaines, IL  Design/
                            Administration   38,000   Leased   September 2000
Subfrac-
tional     Des Plaines, IL  Manufacturing    45,000   Leased   September 2000
Horse-
power      Crystal Lake, IL Manufacturing    46,000   Leased   April 1998
Products   Darlington, WI   Manufacturing    68,000   Leased   September 2005

           Richland Center,
            WI              Manufacturing    45,000   Leased   September 2000
           Belvedere, IL    Design/
                            Administration   12,000   Leased   March 1998
           Akron, OH        Manufacturing    43,000   Owned
           Stow, OH         Administration    7,000   Leased   September 2000
           Middleport, OH   Manufacturing    85,000   Owned
           Cuyahoga Falls,
            OH              Manufacturing    63,000   Leased   October 2003
Fractional/
Integral   Alamagordo, NM   Manufacturing    15,000   Leased   October 2002
Horsepower Casalmaggiore,
Products    Italy           Administration/
                            Manufacturing   100,000   Owned
           Varano, Italy    Manufacturing    30,000   Owned
           Bedonia, Italy   Manufacturing     8,000   Owned
           Genona, Italy    Research &
                            Development/
                            Manufacturing    33,000   Leased   July 2002
           Reggio Emilia,
            Italy           Manufacturing    35,000   Leased   August 2002
           Reggio Emilia,
            Italy           Manufacturing    30,000   Leased   November 2000

Motion     Troy, MI         Manufacturing/
Control                     Administration   12,000   Leased   January 1998
Systems    Troy, MI         Administration    4,000   Leased   January 1998
           Rancho Cordova,
            CA              Administration   40,000   Leased   May 2001

Gears and
Gearboxes  Grand Rapids, MI Manufacturing/
                            Administration   39,000   Owned

The Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries. The Company does not believe that any single leased facility is material to its operations and that, if necessary, it could readily obtain a replacement facility.

On January 1, 1998, the Company, through a wholly owned subsidiary, entered into a new lease agreement in preparation for exiting the Crystal Lake, IL and Belvedere, IL locations. The new facility is approximately 112,000 square feet and will be used primarily for manufacturing. The six-year lease expires on December 31, 2003 and includes an option to extend the agreement an additional five years.

On January 19, 1998, the Company, through a wholly owned subsidiary, entered into a new lease agreement in preparation for exiting both Troy, MI locations. The new facility is approximately 29,240 square feet and will be used for manufacturing and administration. The five-year lease expires December 2002. The relocation to the new facility was completed in February of 1998.

Item 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding the resolution of which, the management of the Company believes, would have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1997.


PART II


Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At December 31, 1997, all common stock of the Company was held by the Parent.

The Company has not declared or paid any cash dividends on its common stock since the Company's formation in September 1995. The Indenture (the "Indenture") by and between the Company and State Street Bank and Trust Company, as Trustee, with respect to the 10_% Senior Notes due 2006, contains restrictions on the Company's ability to declare or pay dividends on its common stock. The Indenture prohibits the declaration or payment of any dividends or the making of any distribution by the Company, or any Restricted Subsidiary (as defined in the Indenture).

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the Company's and its predecessor's financial statements as well as the combined results of operations of the predecessor from January 1, 1995 to September 22, 1995 and the Company from September 23, 1995 to December 31, 1995.

               Company            Predecessor
                                  And Company
                                  Combined(2)  Company (3)  Predecessor(4)
                     Year Ended   Year Ended  Sept 23, Jan 1
                     Dec 31,        Dec. 31,  through  through   Year Ended
                                              Dec 31,  Sept 22,   Dec 31,
                 1997      1996     1995       1995    1995    1994    1993
                                  (Dollars in thousands)
Statement of Operations
Data: (1)
	Net sales        $148,669 $117,571 $ 63,979 $ 24,684 $39,295	$49,340	$43,766
	Gross profit, excluding
		Depreciation      51,585  	41,820  	23,437   	8,255 	15,182 	18,022 	16,315
	Depreciation        4,311   	2,960     	516     	415    	101    	324     334
	Amortization        4,704   	4,118     	840     	840     	-      	-      	-
	Operating income   27,684  	23,229  	16,369   	4,753 	11,616 	12,309  	8,547
	Interest expense   22,363  	11,134   	2,412   	2,412     	-       -      	-
	Income taxes(5)     2,429   	5,290   	1,232     	948    	284    	171    	143
	Net income          3,355   	4,834  	12,964   	1,360 	11,604 	11,921  	8,122

Supplemental Pro Forma and
	Other Data:
	Pro forma income
		Taxes (6)             	-        -   	4,755       	-  	 4,755	  4,837	 3,306
	Pro forma net income 3,355   	4,834  	8,493    	1,360  	7,133  	7,255 	4,959

Balance Sheet Data (at end
	of period): (1)
	Working capital   $ 65,074	$ 25,632	$ 14,747	$ 14,747	$ 7,697	$11,546	$ 9,944
	Total assets       335,144 	175,530 	145,387 	145,387 	14,409 	18,952 	16,421
	Long-term obligations,
 including current
 portion            283,672 	175,067 	 83,547  	83,547       -      -      -
 Stockholder's equity
 (net capital
 deficiency)          7,552	(15,787)  	45,925  	45,925   	9,218	14,332	12,515

(1) The Company has acquired a diversified group of operating companies over the five-year period, which significantly affects the comparability of the information shown above.

(2) Reflects the combined results of operations of the Predecessor from January 1, 1995 to September 22, 1995 and the Company from September 23, 1995 to December 31, 1995. The results of operations of Imperial, Scott and Gear are included in the Company's consolidated operating results from September 23, 1995, the date at which the Company and Imperial, Scott and Gear came under the common control of JII.

(3) Reflects the Company's results of operations from September 23, 1995 through December 31, 1995.

(4)	Reflects the results of operations of the Predecessor for the two years prior to its acquisition by the Company on September 22, 1995.

(5) For the Predecessor, historical net income reflects only certain state income taxes attributable to Merkle-Korff's income for the historical periods presented prior to its acquisition by the Company on September 22, 1995, during which it elected to be a subchapter S corporation and therefore was not subject to federal and certain state income taxes.

(6) Prior to its acquisition by the Company, the Predecessor was an S corporation and therefore was not subject to federal and certain state income taxes. The pro forma data presented includes an unaudited pro forma adjustment for income taxes which would have been recorded if the Predecessor had been a C corporation.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this annual report.

Acquisitions

A substantial portion of the Company's growth during the past two years is the result of acquisitions. Each of the acquisitions have been accounted for under the purchase method of accounting and are included in the Company's consolidated financial statements from their respective dates of acquisition, excluding the Imperial Electric Company acquisition which was accounted for in a manner similar to the pooling-of-interests method. As a result of these acquisitions, the Company's combined results for 1997, 1996 and 1995 are not directly comparable.

Results of Operations

The following financial information presents, for the years ended December 31, 1997 and 1996, the results of operations of the Company and for the year ended December 31, 1995, the combined results of operations of the Predecessor from January 1, 1995 to September 22, 1995, and the Company, from September 23, 1995 to December 31, 1995. The results of operations of Barber Colman Motors are included in the consolidated results of operations of the Company since its acquisition on March 8, 1996. The results of operations of Imperial, Scott and Gear are included in the consolidated results of operations of the Company from September 23, 1995, the date at which the Company and Imperial, Scott and Gear came under the common control of JII. The results of operations of FIR Elettromeccanica, Electrical Design and Control Co., and Motion Control Engineering are included in the consolidated results of operations since their acquisition on June 12, 1997, October 27, 1997 and December 18, 1997, respectively.

                                                          Predecessor
                                                          and Company
                                      Company               Combined

                                    Year Ended December 31,
                                  1997(1)       1996          1995
                                    (Dollars in thousands)
Net sales                      	$148,669   	  $117,571       $63,979
Gross profit (excluding
depreciation)                    	51,585       	41,820       	23,437
EBITDA(2)                        	36,699       	30,307       	18,408
Operating income                 	27,684       	23,229       	16,369
Interest expense                 	22,363       	11,134        	2,412

Gross margin (excluding
depreciation)(3)                  	34.7%        	35.6%        	36.6%
EBITDA margin(3)                  	24.7         	25.8         	28.8
Operating margin(3)               	18.6         	19.8         	25.6

(1)	With the acquisition of ED&C and Motion Control during 1997, the results of operations for 1997 include operations for both the motors and controls segments.  The controls segment is responsible for $3,030 of net sales,
$1,201 of gross profit (excluding depreciation), $645 of EBITDA (earnings before interest, income taxes, depreciation and amortization) and $458 of operating income for the year ended December 31, 1997.

(2)	EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability of the Company to service its debt.

(3)	All margins are calculated as a percentage of net sales.

Year ended December 31, 1997 compared to year ended December 31, 1996

Net sales increased $31.1 million or 26.5% from $117.6 million in 1996 to $148.7 million in 1997. The increase in sales was largely due to the three 1997 acquisitions, accounting for $17.8 million of the increase. Sub-fractional motors sales increased 18.2% in 1997. The growth in sub-fractional motors was primarily attributable to the inclusion of Barber-Colman in the 1996 period only from March 8, 1996, as well as continued strength in the vending and appliance markets. Gears and gearbox sales increased 24% in 1997 as a result of strong sales of planetary gears in the floor care market. Sales of fractional/integral motors in 1996 increased 36.5% reflecting the acquisition of the FIR Group in June of 1997. Sales of fractional/integral motors excluding the FIR acquisition decreased 6.6% in 1997, reflecting the unusually strong sales in the first half of 1996, principally due to a substantial reduction in the backlog of orders accumulated in the fourth quarter of 1995. The two Controls acquisitions in the fourth quarter of 1997 accounted for $3.0 million of the increased sales.

Operating income increased $4.5 million or 19.2% from $23.2 million in 1996 to $27.7 million in 1997. The primary increase in operating income was due to the increase in sales discussed above. Gross margins decreased slightly from 35.6% to 34.7% due to the acquisition of FIR, which operates at slightly lower gross margins than the rest of the Company. Increases in selling, general, and administrative expenses, depreciation, and amortization were due principally to the Barber-Colman acquisition and the three 1997 acquisitions. These increases were partially offset by reduced management fees and other expenses related to Imperial. The two controls acquisitions in the fourth quarter of 1997 accounted for $0.5 million of the increased operating income.

Interest expense increased $11.3 million from $11.1 million in 1996 to $22.4 million in 1997, reflecting higher debt levels relating to the financing of new acquisitions and the Company's December 1997 $100.0 million debt offering.

Year ended December 31, 1996 compared to year ended December 31, 1995

Net sales increased $53.6 million or 83.8%. The acquisition of Barber-Colman on March 8, 1996 added $17.6 million to current year sales. Also, the inclusion of the Imperial Electric Company for the entire year of 1996 as compared to only the period from September 22, 1995 to December 31, 1995 in the prior year, accounted for approximately $29.9 million of the increase in 1996 net sales. Sub-fractional motor sales of the Predecessor Company increased 11.5% over the prior year due primarily to increased sales in the vending and appliance markets.

Operating income increased $6.9 million or 41.9% in 1996. This increase was driven primarily by increased sales. Gross margin decreased from 36.6% to 35.6% largely due to the acquisition of Barber-Colman, which operated at slightly lower gross margins than the rest of the Company. The increase in gross profit was partially offset by increased depreciation and amortization of $5.7 million and increased management fees to affiliated company of $2.0 million. The combined effect of the reduced gross margin and increased expenses caused operating margin to decrease from 25.6% in 1995 to 19.8% in 1996.

Interest expense increased $8.7 million from $2.4 million in 1995 to $11.1 million in 1996, reflecting higher debt levels resulting from the issuance of $170 million of Senior Notes in November of 1996.

Liquidity and Capital Resources

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its revolving line-of-credit agreement.

Operating activities. Net cash provided by operating activities for the year ended December 31, 1997 was $19.2 million, compared to $18.1 million provided from operating activities during the same period in 1996. Increases in accounts receivable due to revenue growth were offset by improved inventory turnover and improved working capital management.

Investing activities. Capital expenditures of $1.5 million for the year ended December 31, 1997 were $0.2 million greater than the comparable period in 1996. The majority of the expenditures were related to machinery and equipment in the motors segment. The Company expects its capital investment in 1998 to be greater than the 1997 spending level as a result of late 1997 acquisitions of the Controls' companies.

The Company made three acquisitions in 1997 for a combined $121.1 million, offset by $4.5 million of cash acquired through acquisitions. The Company plans to fund future acquisitions through its revolving line-of-credit agreement and excess operating cash flow.

Financing activities. 	The Company's annual cash interest expense on
the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November

15 of each year. Interest on the Junior Seller Notes will be approximately $0.8 million in 1998.

The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million to fund acquisitions and provide working capital and for other general corporate purposes. The Credit Agreement provides for a revolving line of credit of $75.0 million over a term of five years. Obligations under the Credit Agreement are guaranteed by M&G Industries' subsidiaries, and secured by pledges of the stock of M&G Industries' subsidiaries and liens in respect of certain assets of M&G Industries and its subsidiaries. As of March 30, 1998, the Company has approximately $75 million of available funds under this Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

On December 10, 1997, the Company issued $100.0 million aggregate principal amount of 10 3/4% Series C Senior Notes ("C Notes") and used a portion of the net proceeds to repay existing indebtedness, acquire Motion Control, provide additional working capital and pay fees and expenses incurred in connection with the offering. Concurrent with the issuance of the C Notes, the Company's Parent made a capital contribution of $20.0 million to the Company.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line-of-credit agreement. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.

Foreign Currency Impact

The Company does not currently hedge its foreign currency exposure. The Company's exposure to decreases in the value of foreign currency is protected by its investment in manufacturing facilities overseas whose costs, including labor and raw materials, are also denominated in local currency. Decreases in the value of foreign currencies relative to the U.S. dollar have not resulted in significant losses from foreign currency translation. However, there can be no assurance that foreign currency fluctuations in the future would not have an adverse effect on the Company's business, financial condition and results of operations.

Seasonality and Inflation

The Company's net sales typically show no significant seasonal variations.

The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Year 2000

In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the Year 2000 be expensed as incurred. The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations. Management has not yet assessed the Year 2000 compliance expense and related potential affect on the Company's earnings.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                                                         PAGE NO.
Reports of Independent Auditors                             18

Consolidated Balance Sheets as of December 31, 1997
and 1996                                                     21

Consolidated Statements of Income for the years ended
December 31, 1997 and 1996 and for the period from
September 23, 1995 to December 31, 1995                      22

Consolidated Statements of Changes in Shareholder's Equity
(Net Capital Deficiency) for the years ended December 31,
1997 and 1996 and the period from September 23, 1995 to
December 31, 1995                                            23

Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996 and for the period from
September 23, 1995 to December 31, 1995                      24

Notes to Consolidated Financial Statements                   25

                      REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Motors and Gears, Inc.


We have audited the accompanying consolidated balance sheets of Motors and Gears, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholder's equity, and cash flows for the years ended December 31, 1997 and 1996, and the period from September 23, 1995 to December
31, 1995.   Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 37% as of December 31, 1997 and net sales constituting 11% for the year ended December 31, 1997, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of
material misstatement.   An audit includes examining on a test basis, evidence
supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motors and Gears, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and the period from September 23, 1995 to December 31, 1995, in conformity with generally
accepted accounting principles.    Also, in our opinion, the related financial
statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           	ERNST & YOUNG LLP


Chicago, Illinois
March 25, 1998

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Motion Control Engineering, Inc.:

We have audited the balance sheet of MOTION CONTROL ENGINEERING, INC. (a California corporation) as of December 31, 1997 and the related statements of income, shareholders' equity and cash flows for the 13 days ended December 31, 1997 not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motion Control Engineering, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.


                                        	ARTHUR ANDERSEN LLP


Sacramento, California
February 18, 1998

                         INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
FIR Group


We have audited the consolidated balance sheet of Fir Group  (the
"Company") composed of FIR Elettromeccanica S.p.A., CIME S.p.A., Selin Sistemi S.p.A., TEA S.r.l. and Nuova BETA S.r.l. as of October 31, 1997, and the related consolidated statements of income, retained earnings, and cash flows for the five months then ended (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1997, and the results of its operations and its cash flows for the five months then ended in conformity with generally accepted accounting principles.


                                        		COOPERS & LYBRAND S.p.A.


Milan, 27 February 1998

                       MOTORS AND GEARS, INC.
          (A Subsidiary of Motors and Gears Holdings, Inc.)

                     CONSOLIDATED BALANCE SHEETS



                                                   December 31,
                                               1997          1996
                                      (In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents                   $  28,880     $  10,011
Accounts receivable, net of allowance
of $529 and $59 at December 31, 1997
and 1996, respectively                         40,679        13,056
Inventories                                    31,665        16,554
Prepaid expenses and other                      1,300           886
				Total current assets                      102,524        40,507

Property, plant and equipment-Net              15,201        11,431
Goodwill-Net                                  195,424       109,103
Deferred financing costs-Net                   15,877        10,181
Deferred income taxes                           3,825         3,021
Other non-current assets                        2,293         1,287
				Total assets                            $ 335,144     $ 175,530

LIABILITIES AND SHAREHOLDER'S EQUITY (NET
 CAPITAL DEFICIENCY)
Current liabilities:
Notes payable                               $  2,009      $      -
Accounts payable                              17,424         5,408
Accrued interest payable                       4,232         3,204
Accrued consent fee to Bondholders             2,550             -
Accrued expenses and other                     9,688         4,539
Due to affiliated company                      1,488         1,706
Current portion of long term debt                 59            18
				Total current liabilities                 37,450        14,875

Long term debt                               283,613       175,049
Deferred income taxes                          3,880         1,349
Other non-current liabilities                  2,649            44

Shareholder's equity (net capital deficiency):
Common stock, $.01 par value, 100,000 shares
	authorized, issued and Outstanding                1             1
Additional paid-in capital                    50,005        30,005
Cumulative translation adjustment                (16)           -
Accumulated deficit                          (42,438)      (45,793)
				Total shareholder's equity (net capital
    deficiency)                                7,552       (15,787)
				Total liabilities and shareholder's equity
    (net	capital deficiency)               $ 335,144     $ 175,530



See accompanying notes.

                          MOTORS AND GEARS, INC.
            (A Subsidiary of Motors and Gears Holdings, Inc.)

                   CONSOLIDATED STATEMENTS OF INCOME

                                                                 Period From
                                                                September 23,
                                                                  1995 to
                                    Year Ended December 31,      December 31,
                                   1997             1996            1995
                                                 (In thousands)

Net sales                       	$148,669        	$117,571       	$ 24,684
Cost of sales, excluding
 depreciation                     	97,084           75,751         	16,429
Selling, general, and
 administrative expenses,
 excluding depreciation           	13,370           	8,796          	1,564
Depreciation                       	4,311           	2,960            	415
Amortization of goodwill and
 other intangibles                 	4,704           	4,118            	840
Management fees to affiliated
 company                        	   1,516        	   2,717       	     683
Operating income                  	27,684          	23,229           4,753

Other income (expense):
Interest expense:
Affiliated company                    	-             	(732)          	(301)
Other                            	(22,363)        	(10,402)        	(2,111)
Miscellaneous, net             	      463        	     215       	     (33)
Income before income taxes and
 extraordinary item               	 5,784          	12,310          	2,308
Provision for income taxes      	   2,429        	   5,290       	     948
Income before extraordinary item   	3,355           	7,020          	1,360
Extraordinary loss, net of
 income tax benefit of $1,620          -         	   2,186               -

Net income                       $  3,355        	$  4,834       	$  1,360










                              See accompanying notes

                           MOTORS AND GEARS, INC.
              (A Subsidiary of Motors and Gears Holdings, Inc.)

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                             (NET CAPITAL DEFICIENCY)
                       (In thousands, except share amounts)
                                                                   Total
                                                                 Shareholder's
                                            Cumulative Retained    Equity
                  Common Stock  Additional   Foreign   Earnings    (Net
                 # of            Paid-in     Currency (Accumulated  Capital
                Shares   Amount   Capital   Translation   Deficit  Deficiency)

Balance at September
22, 1995         100    	$  -    	$   -    	$     -      	$   -    	$    -
Equity of Imperial
at date of
combination       -        	-        	100         	-        	14,559   	14,659
Issuance of common
stock          99,900      	1     	29,905         	-          	-      	29,906
Net income        -  	      -  	      -            -      	   1,360 	   1,360

Balance at December
31, 1995      100,000      	1     	30,005         	-        	15,919   	45,925
Acquisition of
Imperial          -        	-        	-           	-       	(66,546) 	(66,546)
Net income        -  	      -         -            -      	   4,834     4,834

Balance at December
31, 1996      100,000      	1     	30,005          -       	(45,793) 	(15,787)
Foreign currency
translation
adjustment        -        	-        	-          	(16)           -       	(16)
Capital contribution
from Parent       -        	-     	20,000          	-           	-    	20,000
Net Income        -  	      -  	      -      	      -     	   3,355 	   3,355

Balance at December
31,1997       100,000	$     1    	$50,005   	$    (16)    	$(42,438)	$  7,552



                                See accompanying notes

                               MOTORS AND GEARS, INC.
             (A Subsidiary of Motors and Gears Holdings, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Period from
                                                                 September
                                                                 23,1995 to
                                     Year Ended December 31,     December 31,
                                       1997          1996           1995
                                                    (In thousands)
Cash flows from operating activities:
Net income                         	$   3,355     	$   4,834      	$ 1,360
Adjustments to reconcile net income to net cash
Provided by operating activities:
		Depreciation and amortization        	9,015         	7,078        	1,255
		Amortization of deferred financing
  costs                                	1,055           	799          	152
		Deferred income taxes                  	772           	701           	(3)
		Extraordinary loss                      	-          	3,806            	-
		Changes in assets and liabilities
  (net of effects from acquisitions)
		Accounts receivable                 	(3,645)       	3,190           	80
		Inventories	                          1,323          	128          	871
		Prepaid expenses and other           	2,205          	187           	24
		Increase (decrease) in due to
  affiliated company                    	(218)      	(3,433)         	948
		Accounts payable                       	593       	(3,500)         	363
		Accrued expenses and other           	4,813        	4,359        	1,671
		Other non-current assets and
  liabilities                       	     (29)    	     (12)    	     (19)

Net cash provided by operating
 activities                           	19,239       	18,137        	6,702

Cash flows from investing activities:
Purchases of property, plant
 and equipment                        	(1,497)      	(1,304)        	(269)
Acquisitions of subsidiaries        	(121,053)     	(90,692)    	(102,406)
Cash acquired in acquisitions of
 subsidiaries                      	    4,462     	       -     	     696
Net cash used in investing
 activities	                         (118,088)     	(91,996)    	(101,979)

Cash flows from financing activities:
Proceeds from debt issuances-Senior
 Notes                              	 104,500       190,000       	70,000
Payment of financing costs         	   (6,749)      (10,354)          	-
Payments on Senior Notes                  	-       	(89,375)        	(625)
Proceeds from revolving credit
 facility                             	72,500        	1,700        	2,500
Payments on revolving credit facility	(72,500)      	(2,200)      	(2,000)
Proceeds from common stock issuance       	-             -        	29,906
Proceeds from capital contribution
 from Parent                          	20,000           	-            	-
Payments on note payable
 to affiliated company                    	-        	(7,827)      	(1,635)
Payments on capital lease obligations     (33)    	    (855)     	    (88)
Net cash provided by financing
 activities	                          117,718     	  81,089      	 98,058
Increase in cash and cash equivalents 	18,869        	7,230        	2,781
Cash and cash equivalents at
 beginning of period               	   10,011     	   2,781     	       -
Cash and cash equivalents at end
 of period                         	$  28,880     	$ 10,011     	$  2,781

Supplemental disclosures of cash flow
information:
Cash paid during the period for:
		Interest:
				Affiliated company             	$     -       	$  1,066    	$    589
				Other                             	20,981        	7,117          	23
		Income taxes                           	515          	781          	94
Non cash investing activities:
		Capital leases                         	107           	77           	-

See accompanying notes.

MOTORS AND GEARS, INC.
(A Subsidiary of Motors and Gears Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share amounts)

1. Formation of the Company and Acquisitions

Motors and Gears, Inc. (Company), a wholly-owned subsidiary of Motors and Gears Holdings, Inc. (Parent), a majority-owned subsidiary of Jordan Industries, Inc. (JII), was formed on September 8, 1995, to combine a group of companies engaged in the manufacture and sale of reversible, permanent split-capacitor, shaded-pole, and DC subfractional horsepower motors and gear motors primarily to customers located throughout the United States. Since its formation, the Company has also entered into the electronic motion control industry.

On September 22, 1995, the Company acquired all of the outstanding shares of Merkle-Korff Industries, Inc. (Merkle-Korff), Mercury Industries, Inc. (Mercury) and Elmco Industries, Inc. (Elmco), for $107,406. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $8,201; property and equipment of $3,652; covenants not to compete of $500; deferred financing fees of $3,791; and resulted in an excess purchase price over net identifiable assets of $91,262. Mercury and Elmco were subsequently merged into Merkle-Korff.

On March 8, 1996, the Company acquired the net assets of Barber-Colman
Motors Division (Division), a division of Barber-Colman Company, which was wholly-owned by Siebe, plc. The Division consisted of Colman OEM and Colman Motor Products, wholly-owned subsidiaries of Barber-Colman Company, and the motors division of Barber-Colman Company. The Division is a vertically integrated manufacturer of subfractional horsepower AC and DC motors and gear motors, with applications in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristaltic pumps, HVAC actuators, and other products.

The purchase price of $21,700, including costs incurred directly related to the transaction, has been allocated to working capital of $4,899; property, plant, and equipment of $5,843; covenants not to compete of $1,000, deferred financing fees of $793, and resulted in an excess purchase price over net identifiable assets of $9,165. The acquisition was financed with $21,700 of new and existing credit facilities. The Division was subsequently merged into Merkle-Korff.

Concurrent with the consummation of a debt offering on November 7, 1996
(see Note 7), the Company acquired Imperial Electric Company (Imperial), a wholly-owned subsidiary of JII, and Imperial's wholly-owned subsidiaries, Scott Motors Company (Scott) and Gear Research, Inc. (Gear) (Imperial, Scott and Gear are hereafter collectively referred to as Imperial), for $75,000 of cash payments from the offering proceeds, which included the repayment of $6,008 in Imperial liabilities owed to JII, and a contingent payment payable pursuant to a contingent earnout arrangement. Under the terms of the contingent earnout arrangement, 50% of Imperial, Scott and Gear's cumulative earnings before interest, taxes, depreciation and amortization, as defined, exceeding $50,000 during the five fiscal years ended December 31, 1996 through December 31, 2000 will be paid to an affiliate of JII. Payments, if any, under the contingent earnout arrangement will be determined and made on April 30, 2001.

Imperial designs, manufactures, and distributes specialty electric motors, generators, and gears for industrial and commercial use. Scott manufactures specialty electric motors and was merged with Imperial effective December 31, 1997. Gear manufactures gears and precision gear assemblies. Imperial, Scott and Gear's customers are located mainly in the United States.

The Company and Imperial came under the common control of JII on September 22, 1995, the date the Company acquired a controlling interest in Merkle-Korff, Mercury and Elmco, and the Company commenced operations. The consolidated financial statements give retroactive effect to the acquisition of Imperial, which has been accounted for in a manner similar to the pooling-of-interests method. Accordingly, the results of operations of the Company include the historical results of operations of Imperial since September 22, 1995. As a result of the Imperial acquisition, the Company recorded a $66,546 charge to retained earnings in 1996. This amount represents the $75,000 of cash payments to JII, less $6,008 in Imperial liabilities owed to JII and $2,446 of deferred income taxes recorded in connection with the acquisition.

On June 12, 1997, the Company purchased all of the common stock of the FIR Group Companies, consisting of CIME S.p.A., SELIN, S.p.A. and FIR S.p.A. (collectively "FIR") for $50,496. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $16,562; property and equipment of $4,918; other long-term assets and liabilities of $3,442; and resulted in an excess purchase price over net identifiable assets of $32,458. FIR is a manufacturer of electric motors and pumps for niche applications such as pumps for commercial dishwashers, motors for industrial sewing machines and motors for industrial fans and ventilators. FIR's operations are located in Italy and its customers are located mainly in Europe.

On October 27, 1997, the Company acquired all of the outstanding stock of Electrical Design and Control Company, Inc. ("ED&C") for $16,000 in cash and a $4,000 Subordinated Junior Seller Note. The purchase price, including costs incurred directly related to the transaction, was preliminarily allocated to working capital of $3,514; property and equipment of $132; covenants not to compete of $120; and resulted in an excess purchase price over net identifiable assets of $16,234. ED&C is a full-service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulate the speed and movement of conveyor systems used in a variety of automotive plants and other industrial applications. ED&C's customers are located mainly in the United States.

Concurrent with the consummation of a debt offering on December 10, 1997
(see Note 7), the Company purchased all of the stock of Motion Control Engineering, Inc. ("Motion Control") for $53,600. The purchase price, including costs incurred directly related to the transaction, was preliminarily allocated to working capital of $10,071; property and equipment of $1,428; covenants not to compete of $1,005; other long-term assets and liabilities of $12; and resulted in an excess purchase price over net identifiable assets of $41,108. Motion Control manufactures electronic motion control products for elevator markets, primarily the elevator modernization market. Motion Control's customers are located mainly in the United States.

Unaudited annual pro forma information with respect to the Company as if the 1997 and 1996 acquisitions had occurred on January 1, 1996, is as follows:


                                               Unaudited
                                         Year Ended December 31,
                                          1997            1996

Net Sales                                $220,768       $210,376
Income before income taxes                  5,917          5,154
Net Income                               $  3,550       $  3,093


2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Motors and Gears Industries, Inc., Merkle-Korff, Imperial, FIR, ED&C and Motion Control. All significant intercompany transactions and accounts have been eliminated. Operations of subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure timely consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 1996 financial statements in order for them to conform to the 1997 presentation.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an initial maturity of three months or less at the time of purchase.

Inventories

Inventories are stated at the lower of cost or market. Inventories valued at either average or first-in, first-out (FIFO) cost, accounted for approximately 71% and 100% of the Company's inventories at December 31, 1997 and 1996, respectively. All other inventories are valued using the last-in, first-out (LIFO) cost, which approximated current cost at December 31, 1997.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using either straight-line or accelerated methods over the estimated useful lives of the assets. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of the lease term or their estimated productive lives. Amortization of leasehold improvements and assets under capital leases is included in depreciation expense.

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

Buildings                      5 to 31 years
Machinery and equipment        3 to 7 years
Dies and tooling               3 years
Furniture and fixtures         5 to 10 years
Vehicles                       5 years
Leasehold improvements         Life of lease

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end rates while income and expenses are translated at the weighted-average exchange rates for the year. Gains or losses resulting from the translations of foreign currency financial statements are deferred and classified as a separate component of shareholder's equity.

Intangible Assets

Goodwill is being amortized using the straight-line method over 30 years at Merkle-Korff, 40 years at Imperial, and 30 years at FIR, ED&C and Motion Control. Goodwill at December 31, 1997 and 1996 is net of accumulated amortization of $13,274 and $8,880, respectively. The covenants not to compete are being amortized using the straight-line method over the respective terms of the agreements. The covenants not to compete at December 31, 1997 and 1996 are net of accumulated amortization of $601 and $294, respectively. Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Deferred financing costs at December 31, 1997 and 1996 are net of accumulated amortization of $1,226 and $173, respectively. Amortization of deferred financing costs is included in interest expense.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The operating results of the Company are included in the consolidated federal income tax return of JII. In addition, the Company is party to a tax-sharing agreement with JII. However, the Company's income tax provision has been calculated as if the Company would have filed a separate federal income tax return.

Revenue Recognition

Revenues are primarily recognized when products are shipped to customers.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement
No. 130, "Reporting Comprehensive Income". The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement is effective for the Company in 1998. The Company does not anticipate that adoption of this Statement will have a material impact on the current presentation of its financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998.
Management has not completed its review of this Statement, but does not anticipate that the adoption of this Statement will have a significant effect on the Company's reported segments.

3. Inventories

	Inventories consist of the following:

                                                       December 31,
	                                                   1997         1996

 Raw materials                                    	$21,639      	$ 9,351
	Work in process                                    	7,375        	4,668
	Finished goods                                   	  2,651      	  2,535
	                                                  $31,665      	$16,554

4. Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

                                                      December 31,
	                                                  1997          1996

	Land, buildings and improvements                	$ 6,380      	$ 3,471
	Machinery and equipment                          	17,745       	15,798
	Furniture and fixtures                          	  1,089      	    846
	Other (vehicles, dies and tooling)              	  6,731      	  3,881
	                                                 	31,945       	23,996
	Less: Accumulated depreciation and amortization	 (16,744)     	(12,565)
	                                                	$15,201       $11,431

5. Short Term Notes Payable

FIR has a number of unsecured short-term borrowing facilities available from approximately 25 banks in the form of overdraft coverage. The total amount available under the overdraft facilities is $3,500 at interest rates ranging from 9.5% to 10.5% at December 31, 1997. Total outstanding borrowings under these arrangements were $2,009 at December 31, 1997.

6. Income Taxes

Pretax income was taxed in the following jurisdictions:

                                                              Period from
                                                              September 23
                                         Year Ended               to
                                         December 31,         December 31,
                                      1997         1996           1995

Domestic                            	$4,679      	$12,310        	$2,308
Foreign                             	 1,105     	    N/A        	   N/A
                                    	$5,784      	$12,310        	$2,308

The provision for income taxes consists of the following:

                                                             Period from
                                                             September 23
                                         Year Ended              to
                                        December 31,         December 31,
                                      1997         1996          1995
	Current:
		Federal                           	$  898      	$1,594        	$827
		State                                 217      	   572        	 124
		Foreign                           	   542           -        	   -

		Total current                      	1,657       	2,166         	951

	Deferred:
		Federal                              	684       	1,228          	(3)
		State                             	   151      	   276        	   -
		Foreign                           	   (63)     	     -        	   -

		Total deferred                        772      	 1,504        	  (3)

	Provision for income taxes         	$2,429      	$3,670        	$948

The provision for income taxes differs from the amount of income tax provision computed by applying the federal income tax rate to income before income taxes. A reconciliation of the differences is as follows:

                                                                Period from
                                                                September 23
                                           Year Ended                to
                                          December 31,          December 31,
                                         1997        1996           1995

	Computed statutory tax provision      $1,967      	$2,891        $785
			Increase resulting from:
					State and local taxes, net of
						federal benefit                    	243         	560         	82
	Higher effective foreign tax rate       	103           -          	-
					Nondeductible amortization          	181         	145         	37
					Other                           	    (65)     	    74      	   44

	Provision for income taxes           	$2,429      	$3,670      	$ 948

Deferred tax liabilities and assets are comprised of the following:

                                                    December 31,
                                                 	1997         1996
	Deferred tax liabilities:
			Goodwill                                       $2,686      	$1,349
			Property, plant and equipment                     900      	     -
			Other                                             294            -

	Total deferred tax liabilities                    3,880        1,349
	Deferred tax assets:
			Property, plant and equipment                   2,263       	2,104
			Covenants not to compete                          455          	75
			Vacation accrual                                  141          	36
			Franchise tax                                     128         	128
			Employee benefits                                 196         	129
			Uniform capitalization                            243          243
			Allowance for doubtful accounts                   121          	12
			Inventory obsolescence reserve                     18          	71
			Other                                             260      	   223

	Total deferred tax assets                         3,825      	 3,021
	Net deferred tax (liabilities) assets           	$  (55)    	 $1,672

During 1997, the Company recorded $955 of deferred tax liabilities in connection with the acquisition of FIR. During 1997, the Company also adjusted its foreign deferred tax liabilities by $148 for enacted changes in foreign tax rates.

7. Long Term Debt

Long-term debt consists of the following:

                                                      December 31
                                                    1997          1996
Series B Senior Notes (A)                         $170,000     $170,000
Series C Senior Notes, including $4,500 of
unamortized premium (A)                            104,500          -
Subordinated Notes Payable (B)                       9,000        5,000
Other                                                  172           67
                                                   283,672      175,067
Current Portion                                        (59)         (18)
                                                  $283,613     $175,049

(A) On November 7, 1996, the Company issued $170,000 aggregate principal amount of 10 3/4% Series A Senior Notes ("A Notes"). In April 1997, the Company completed an exchange offer under which $170,000 of 10 _ Series
B Senior Notes were exchanged for the $170,000 of Series A Notes. The terms of the A Notes were substantially identical to the terms of the B Notes.

Interest on the B Notes is payable in arrears on May 15 and November 15 of each year and commenced May 15, 1997. The B Notes are unsecured obligations of the Company and mature on November 15, 2006.

Concurrent with the consummation of the above offering, the Company used a portion of the net proceeds to repay all of its outstanding indebtedness under the existing Credit Agreement, canceled the existing Credit Agreement, and entered into a new Credit Agreement (New Credit Agreement) with a bank. Accordingly, the unamortized balance of deferred financing costs related to the previous credit agreement of $3,806 was written-off as an extraordinary charge. The New Credit Agreement is in the form of a revolving credit facility and provides for borrowings of up to $75,000 over a five year term. Borrowings bear interest at a floating rate of LIBOR plus 2.5% or base rate plus 1.5%, subject to reduction based on the Company's leverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 1/2 of 1% per annum, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. There were no borrowings outstanding under the revolving credit facility at December 31, 1997 and 1996.

The New Credit Agreement contains covenants which, among other things, provide for a minimum level of interest coverage, as defined, and limit the Company's ability to incur additional indebtedness, create liens, make restricted payments, engage in affiliate transactions or mergers and consolidations, and make asset sales.

On December 10, 1997, the Company issued $100,000 aggregate principal amount of 10 3/4% Series C Senior Notes ("C Notes"). Interest on the C Notes is payable in arrears on May 15 and November 15 of each year, commencing May 15, 1998. The C Notes were issued at a premium of 4.5% which will be amortized over the remaining term of the Notes. Concurrent with the issuance of the C Notes, the Company's Parent made a capital contribution of $20,000 to the Company.

In conjunction with the consummation of the C Note offering, the Company used a portion of the net proceeds to repay existing indebtedness under the new credit agreement, acquire Motion Control, provide additional working capital and pay fees and expenses incurred in connection with the offering.

On January 9, 1998, the Company completed an exchange offer under which $270,000 of 10 _% Series D Senior Notes ("D Notes") were exchanged for the $170,000 of B Notes and the $100,000 of C Notes. The terms of the D Notes are substantially identical to the terms of the B and C Notes.

The D Notes are unsecured obligations of the Company and mature on November 15, 2006. The D Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2001. In addition, notwithstanding the foregoing, the Company may redeem up to 35% of the original aggregate principal amount prior to November 15, 1999 under certain circumstances. The Indenture relating to the D Notes contains certain covenants which, among other things, restricts the ability of the Company to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transactions with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

The fair value of the Senior Notes was $286,875 at December 31, 1997. The fair values were calculated by multiplying the face amount by the market prices of each security at December 31, 1997.

(B) The Subordinated Notes Payable consist of a $5,000 note payable to the former shareholder of Merkle-Korff and a $4,000 note payable to the former shareholders of ED&C Company. The note payable to the shareholder of Merkle-Korff is due in installments beginning December
31, 2000 through December 31, 2003 and bears interest at 9% per annum.
The note payable to the ED&C Company shareholders is due December 31, 2002 and bears interest at 9% per annum. These notes are unsecured obligations of the Company.

Aggregate maturities of long-term debt at December 31, 1997 are as follows:


		1998          $     59
		1999                61
		2000             1,041
		2001             1,261
		2002             5,250
		Thereafter    $271,500

8. Leases

The Company leases certain land, buildings, and equipment under noncancellable operating lease agreements expiring in various years through 2003. Under the terms of one of these operating leases, monthly rental payments may be adjusted every 36 months. Minimum future lease payments, by year and in aggregate, under noncancellable operating leases including those with related parties (Note 11), are as follows at December 31, 1997:

	1998            	$ 2,534
 1999              	2,375
	2000              	1,919
	2001              	1,178
	2002              	1,194
	Thereafter      	  1,107


Total rent expense was $1,951, $1,680 and $333 for the years ended December 31, 1997 and 1996, and for the period from September 23, 1995 to December 31, 1995, respectively.

9. Common Stock

Concurrent with its formation on September 8, 1995, the Company issued 100 shares of its stock for one hundred dollars. On September 22, 1995, the Company sold an additional 99,900 shares of its common stock for $29,906. The proceeds were used to finance a portion of the acquisition of all of the outstanding shares of Merkle-Korff, Mercury, and Elmco, as described in Note 1.

On December 10, 1997, the Company received a capital contribution of $20,000 from its Parent in connection with the issuance of $100,000 of Series C Notes.

10. Benefit Plans

Certain of the Company's subsidiaries participate in the JII 401(k)
Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $671, $449 and $130 for the years ended December 31, 1997 and 1996, and for the period from September 23, 1995 to December 31, 1995, respectively.

FIR provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to the retail price index plus 1.5%). This obligation is payable to employees when they leave the employ of the Company and approximated $2,712 at December 31, 1997.

11.	Related Party Transactions

Services Agreements. Until July 24, 1997, the Parent and its subsidiaries (including the Company) had been charged an annual management and advisory fee by JII equal to 1.0% of its net sales payable quarterly. Management and advisory fees charged to the Company were approximately $800, $2,700 and $700 for the period from January 1, 1997 to July 24, 1997, the year ended December 31, 1996 and for the period from September 23, 1995 to December 31, 1995, respectively. The Company was also obligated to pay to The Jordan Company (i) an investment banking and sponsorship fee of up to 2.0% of the purchase price of certain acquisitions or sales involving the Company or any of its subsidiaries, (ii) a financial consulting fee of up to 1.0% of any debt, equity or other financing arranged by the Company with the assistance of The Jordan Company and (iii) reimbursement for out-of-pocket costs; provided, that such fees may be paid, in whole or in part, to JII, upon the mutual agreement of the board of directors of JII and The Jordan Company. In connection with the acquisitions of Merkle-Korff and Barber-Colman Motors and related financings, The Jordan Company was paid investment banking fees of $2,100 and $400, respectively. In connection with the Imperial Acquisitions and the $170,000 Note Offering and the Existing Credit Agreement, the Company paid The Jordan Company $2,250 pursuant to such agreements. These arrangements were terminated as of July 25, 1997 and replaced with five new types of agreements and arrangements which are described below.

First, the Company and each of its subsidiaries entered into a new advisory agreement (the "New Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries will pay to JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $2,379 in 1997); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates (which were $1,045 in 1997); and (iii) reimbursement for The Jordan Company's or JII's out-of-pocket costs in connection with providing such services (which were $0 in 1997). The New Subsidiary Advisory Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

Second, the Company and each of its subsidiaries entered into a management consulting agreement (the "New Subsidiary Consulting Agreement"), pursuant to which they will pay to JII annual consulting fees of 1.0% of the Company's net sales for such services, payable quarterly, and will reimburse JII for its out-of-pocket costs related to its services. The New Subsidiary Consulting Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the New Subsidiary Consulting Agreement, JII (but not JII's affiliates) will be obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII will not be permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $700 for the period from July 25, 1997 to December 31, 1997.

Third, the Company and each of its subsidiaries entered into a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company will be charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries. In accordance with this agreement, such charges were $341 for the period from July 25, 1997 to December 31, 1997. The JI Properties Services Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

Fourth, JII refined the allocation of its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, in order to more closely match these overhead charges with the revenues and usage of corporate overhead by JII and its subsidiaries. Under this agreement, the Company's allocable portion of corporate expenses was $690 for the period from July 25, 1997 to December 31, 1997.

Fifth, the Company and JII entered into the transition agreement (the "Transition Agreement") pursuant to which JII will provide office space and certain administrative and accounting services to the Company to facilitate the transition of the Company as a stand-alone company. The Company will reimburse JII for services provided pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement will expire on December 31, 1998, but is automatically renewed for successive one year periods (unless either party provides prior written notice of non-renewal) and may be terminated by the Company on 90 days' written notice.

The Company leases certain plants, warehouses, and offices under net leases from affiliated entities. Rent expenses, including real estate taxes attributable to these leases, amounted to $951, $736 and $261 for the years ended December 31, 1997 and 1996 and for the period from September 23, 1995 to

December 31, 1995, respectively. 	Future minimum rental payments required
under these leases are as follows:

		1998          $1,306
		1999           1,321
		2000           1,134
		2001             540
		2002             540
		Thereafter    $2,655

An individual who is a shareholder, Director, General Counsel and Secretary of the Parent is also a partner in a law firm used by the Company. The firm was paid $202, $201 and $0 in fees and expenses during the year ended December 31, 1997 and 1996, and for the period from September 23, 1995 to December 31, 1995, respectively. The rates charged to the Company were at arms-length.

Due to affiliated company (JII) consists of:


                                            December 31
                                         	 1997       1996
			Management fee                        	$   298   	$  243
			Federal income taxes                    	1,087      	968
			Other                                 	    103   	   495
	                                        	$ 1,488   	$1,706

12.Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits cash and cash equivalents with high-quality financial institutions, which are federally insured up to prescribed limits. Cash balances may exceed these limits at any given time.

The Company closely monitors the credit quality of its customers and maintains allowances for potential credit losses which, historically, have not been significant and have been within the range of management's expectations. The Company generally does not require collateral or other security on trade receivables.

13. Additional Purchase Price Arrangements

The terms of the Company's Motion Control acquisition agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments if any under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four year period.

14. Financial Instruments

The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Subordinated Notes, and the revolving credit facility. The fair values of the Company's financial instruments, except for the Senior Notes (Note 7), are not materially different from their carrying values at December 31, 1997.

15. Segment Data

Description of Segments

The Company operates in two separate business segments; motors and controls. The motors segment consists of subfractional motors, fractional/integral motors, and gears and gearboxes. The control segment consists of motion control systems.

The Company's subfractional horsepower products are comprised of motors and gearmotors which power applications up to 30 watts (1/25 horsepower). These small, "fist-size" AC and DC motors are used in light duty applications such as snack and beverage vending machines, refrigerator ice dispensers and photocopy machines.

The Company's fractional/integral horsepower products are comprised of AC and DC motors and gearmotors having power ranges from 1/8 to 300 horsepower. Key end markets for these motors include commercial floor care equipment, commercial dishwashers, commercial sewing machines, industrial ventilation equipment and elevators.

The Company's precision gear and gearbox products are produced in sizes of up to 16 inches in diameter and in various customized configurations such as pump, bevel and helical gears. Key end markets for these products include original equipment manufacturers ("OEMs") of motors, commercial floor care equipment, aerospace and food processing product equipment.

The Company's motion control systems are used primarily in automated conveyor systems within the automotive industry and the elevator modernizations market. The systems typically control several components such as electric motors, hydraulic or pneumatic valves, actuators and switches that are required for the conveyor or elevator systems to function properly.

The Company entered the controls business segment through the acquisition of two companies during 1997(Note 1). Accordingly, segment information for controls is not available for the years prior to 1997.

Measurement of Segment Operating Income and Segment Assets

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." No intrasegment sales exist. No single customer accounts for 10% or more of consolidated net sales. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash and deferred financing fees.

Factors Used to Identify the Enterprise's Reportable Segments

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Summary financial information by business segment is as follows:


                                             Year Ended
                                             December 31,
                                      1997        1996       1995(1)
                                          (Dollars in thousands)
Net Sales
Motors                               $145,639     $117,571   $ 63,979
Controls                                3,030         N/A        N/A
                                     $148,669     $117,571   $ 63,979
Operating Income
Motors                               $ 30,588     $ 26,165   $ 16,369
Controls                                  458         N/A        N/A
Corporate Expenses (2)                 (3,362)      (2,936)      N/A
	Total Operating Income                27,684       23,229     16,369
Interest Expense                      (22,363)     (11,134)    (2,412)
Other                                     463          215        239
	Income before Income Tax and
		Extraordinary Items                $  5,784     $ 12,310   $ 14,196

Identifiable Assets
Motors                               $211,135     $157,796   $145,387
Controls                               79,263         N/A        N/A
Corporate                              44,746       17,734       N/A
                                     $335,144     $175,530   $145,387

Capital Expenditures
Motors                               $  1,392     $  1,304   $    269
Controls                                  105         N/A        N/A
                                     $  1,497     $  1,304   $    269

Depreciation
Motors                               $  4,283     $  2,960   $    516
Controls                                   28         N/A        N/A
                                     $  4,311     $  2,960   $    516

Amortization
Motors                               $  4,544     $  4,118   $    840
Controls                                  160         N/A        N/A
                                     $  4,704     $  4,118   $    840


(1) Reflects the combined results of operations of the Predecessor from January 1, 1995 to September 22, 1995 and the Company from September 23, 1995 to December 31, 1995. The results of operations of Imperial, Scott and Gear are included in the Company's consolidated operating results from September 23, 1995, the date at which the Company and Imperial, Scott and Gear came under the common control of JII.

(2) Management fees paid to affiliated company have been included in corporate expenses.

Summary financial information by geographic area is as follows:


                                                   Year Ended
                                                   December 31,
                                       1997         1996       1995 (1)
                                             (Dollars in thousands)

Net sales to unaffiliated customers
United States                         $133,912      $117,571    $ 63,979
Europe                                  14,757         N/A          N/A
                                      $148,669      $117,571    $ 63,979
Operating income
United States                         $ 26,179      $ 23,229    $ 16,369
Europe                                   1,505         N/A          N/A
                                      $ 27,684      $ 23,229    $ 16,369

Identifiable assets
United States                         $270,367      $175,530    $145,387
Europe                                  64,777          N/A       N/A
                                      $335,144      $175,530    $145,387

(1) Reflects the combined results of operations of the Predecessor from January 1, 1995 to September 22, 1995 and the Company from September 23, 1995 to December 31, 1995. The results of operations of Imperial, Scott and Gear are included in the Company's consolidated operating results from September 23, 1995, the date at which the Company and Imperial, Scott and Gear came under the common control of JII.

16. Legal Proceedings

	The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

17. Subsequent Events

	On January 9, 1998, the Company completed an exchange offer under which $270,000 of 10 _% Series D Senior Notes were exchanged for $170,000 of Series
A Senior Notes and $100,000 of Series C Senior Notes (Note 7).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

	The following sets forth the names and ages of the Company's directors, executive officers and other key employees and the positions they hold as of the date of this annual report:

		Name                  Age    Position with Company
Thomas H. Quinn         50     Chairman
Ron A. Sansom           38     Chief Executive Officer and a Director
Norman Bates            36     Chief Financial Officer
Randall Bays            42     President, Imperial (Fractional/Integral
                               Products)
G. Barry Lawrence       51     President, Gear (Gears and Gear Boxes)
John W. Brown           61     Chairman and Chief Executive Officer, Merkle-
                               Korff (Subfractional Products)
Carlo Bergamaschi       66     President, FIR
Mike McGuire            56     President, Electrical Design
Javad Rahimian          47     President, Motion Control
Jonathan F. Boucher     40     Vice President and a Director
John W. Jordan, II	     49     Director
David W. Zalaznick	     43     Director

	Set forth below is a brief description of the business experience of each director and executive officer of the Company.

	Mr. Quinn has served as Chairman of the Company since its inception. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of
JII. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of American Safety Razor Company and Welcome Home, Inc. as well as a director of AmeriKing, Inc. and Jordan Telecommunication Products, Inc. and of a number of privately held companies. On January 22, 1997, Welcome Home, Inc.
filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York.

	Mr. Sansom has served as Chief Executive Officer and a director of the Company since June 1996. Prior to joining the Company, Mr. Sansom held several senior management positions with General Electric from 1981 to 1996, including General Manager of General Electric's Appliance Components business.

	Mr. Bates has served as Chief Financial Officer of the Company since
April, 1997.   Prior to that, Mr. Bates held several financial management positions with General Electric from 1984 to 1997, including Finance Manager of General Electric's Appliance Components business.

	Mr. Bays has served as the President of Imperial since April, 1997. Prior to that, Mr. Bays held several senior management positions in General
Electric's motor and control business from 1991 to 1997.  Prior to that, Mr.
Bays held senior management positions in Bomar, Inc.'s electronics business.

	Mr. Lawrence has served as President of Gear since 1991. Prior to that, Mr. Lawrence held several senior management positions with Gear since 1978.

	Mr. Brown has served as President of Merkle-Korff since 1993 and of Barber-Colman Motors since March 1996. Prior to that, Mr. Brown held several senior management positions with Merkle-Korff since the 1950's, including Executive Vice President until 1993.

	Mr. Bergamaschi has served as the President of FIR since 1960. Prior to that, Mr. Bergamaschi held several management positions within FIR.

	Mr. McGuire has served as the General Manager of Electrical Design since 1990 and was promoted to President after the Electrical Design Acquisition. Prior to that, Mr. McGuire was President of a controls company from 1985 to 1989. Mr. McGuire has 31 years of experience in the motion controls business.

	Mr. Rahimian has served as President of Motion Control since its inception in 1983. Prior to that, Mr. Rahimian was employed by Elevator Industries as an engineering specialist.

	Mr. Boucher has served as a Vice President and a director of the Company since its inception. Since 1983, Mr. Boucher has need a partner of The
Jordan Company, a private merchant banking firm. Mr. Boucher is also a director of JII, Jordan Telecommunication Products, Inc. and American Safety Razor Company as well as other privately held companies

	Mr. Jordan has served as a director of the Company since its inception. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of JII, AmeriKing, Inc., American Safety Razor Company, Carmike Cinemas, Inc.,
Welcome Home, Inc., GFSI, Inc., GFSI Holdings, Inc., Jordan Telecommunication Products, Inc. and Apparel Ventures, Inc. as well as other privately held companies. On January 22, 1997, Welcome Home, Inc. filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York.

	Mr. Zalaznick has served as a director of the Company since June 1996. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of JII, AmeriKing, Inc., Carmike Cinemas, Inc., American Safety Razor Company, Marisa Christina, Inc., Apparel
Ventures, Inc., Jordan Telecommunication Products, Inc., GFSI, Inc. and GFSI Holdings, Inc. as well as other privately held companies.

Board of Directors

	Liability Limitation. The Certificate of Incorporation provides that a director of the Company shall not be personally liable to it or its stockholders for monetary damages to the fullest extent permitted by Delaware Corporation Law. In accordance with Delaware Corporation Law, the Certificate of Incorporation does not eliminate or limit the liability of a director for acts or omissions that involve intentional misconduct by a director or a knowing violation of law by a director for voting or assenting to an unlawful distribution, or for any transaction from which the director will personally receive a benefit in money, property, or services to which the director is not legally entitled. Delaware Corporation Law does not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of his duty of care. Any amendment to these provisions of the Delaware Corporation Law will automatically be incorporated by reference into the Certificate of Incorporation and the Bylaws, without any vote on the part of its stockholders, unless otherwise required.

	Indemnification Agreements. The Company and each of its directors and certain executive officers have entered into indemnification agreements. The indemnification agreements provide that the Company will indemnify the directors against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of the Company, or serving at the request of the Company in any other capacity for or on behalf of the Company; provided that (i) such director acted in good faith and in a manner not opposed to the best interest of the Company, (ii) with respect to any criminal proceedings had no reasonable cause to believe his or her conduct was unlawful, (iii) such director is not finally adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, unless the court views in light of the circumstances the director is nevertheless entitled to indemnification, and
(iv) the indemnification does not relate to any liability arising under
Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules or regulations promulgated thereunder. With respect to any action brought by or in the right of the Company, directors are also indemnified to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction, against expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the Company.

Item 11.	EXECUTIVE COMPENSATION

Directors' Compensation

	Directors of the Company receive $20,000 per year for serving as a director of the Company. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Executive Compensation

	The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 1997 to those persons who were, at December 31, 1997: (i) the Company's chief executive officer and
(ii) the Company's four most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 during such period.

                                       Annual
                                    Compensation

                                                            Other Annual
Name and Principal Position       Year     Salary   Bonus   Compensation(1)
Thomas H. Quinn(2)
 Chairman of the Board           1997       $ 0      $ 0    		$ -
Ron A. Sansom(2)
	Chief Executive Officer         1997         0        0      		-

(1)	For the periods indicated, no executive officer named in the table received any Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of Annual Salary and Bonus reported for him in the two preceding columns.

(2) Does not reflect compensation paid to Messrs. Quinn and Sansom by JII. See "Certain Transactions-JII Services Agreement."

	The Company does not maintain a stock option or stock purchase plan and has not awarded any of its employees individual stock option grants.

Compensation Committee Interlock and Insider Participation

	The Board of Directors does not maintain a Compensation Committee. During fiscal 1997, however, Messrs. Boucher, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation. During 1997, certain of the foregoing executive officers of the Company served and currently serve as directors, executive officers and members of a compensation committee of another entity, one of whose executive officers served and currently serves as a director of the Company.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	All of the outstanding common stock of the Company is owned by Parent. The table below sets forth as of March 30, 1998 certain information regarding beneficial ownership of the common stock of Parent held by (i) each of its directors and executive officers who own shares of common stock of Parent,
(ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of its common stock.
The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent indicated as beneficially owned by them, except as otherwise noted.


                                               Amount of Beneficial
                                                  Ownership(1)

                                 Number of Shares      Percentage Owned
Executive Officers and Directors:
Ron A. Sansom                        300.0000                1.5%
John W. Jordan II(2)(3)(4)(5)      7,136.8809               36.2
David W. Zalaznick(2)(4)(6)        3,531.2473               17.9
Jonathan F. Boucher(2)             1,116.5587                5.7
Thomas H. Quinn(2)                 1,799.7294                9.1
All directors and executive officers as a
 group (12 persons)               13,884.4163               70.5

Other Principal Stockholders:
Jordan Industries, Inc(7)              0.0000                0.0%
JI Partners(8)                     1,500.0000                7.6

(1)	Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule
13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of March 30, 1997, there were 19,700 shares of common stock of Parent issued and outstanding.

(2)	Does not include shares of common stock of Parent owned by JI Partners as to which the named individuals disclaim beneficial ownership.

(3)	Includes 0.1650 shares held personally and 7,136.7159 shares held by the
John W. Jordan II Revocable Trust.  Does not include 51.025 shares held by
Daly Jordan O'Brien, the sister of Mr. Jordan. 51.025 shares held by Elizabeth O'Brien Jordan, the mother of Mr. Jordan or 51.025 shares held by George C. Jordan, Jr., the brother of Mr. Jordan.

(4)	Does not include 16.4973 shares held by the Jordan/Zalaznick Capital
Company or 577.4053 shares held by MCIT PLC, a publicly traded U.K. investment trust advised by an affiliate of The Jordan Company (which is controlled by Messrs. Jordan and Zalaznick).

(5)	Does not include 535.8871 shares held by The Jordan Family Trust, of which John W. Jordan II, George C. Jordan, Jr. and G. Robert Fisher are the Trustees.

(6)	Does not include 13.5558 shares held by Bruce H. Zalaznick, the brother of Mr. Zalaznick.

(7)	JII owns all of the issued and outstanding junior preferred stock of
Parent. The junior preferred stock entitles JII to 80% of the voting power as of the date hereof. The principal address of JII is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL 60015.

(8)	JI Partners is an investment partnership whose partners include certain officers and employees of JII and its affiliates. The principal address of JI Partners is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield,
IL 60015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
					(Dollars in thousands)

	The Company was formed in September 1995 in order to acquire and operate companies in the motion control industry. In September 1995, the Company acquired Merkle-Korff for $107,400, including the $90,000 MK Installment
Note, a $5,600 promissory note paid in 1995, the $5,000 Junior Seller Note and related fees and expenses. The Company borrowed approximately $72,500 under the Credit Agreement to finance the cash portion of the purchase price for Merkle-Korff and to pay related fees and expenses. In connection with the acquisition of Merkle-Korff, the Company also entered into the MK Installment Note LC Facility, pursuant to which Merkle-Korff deposited $90,000 in a cash collateral account which, in turn, secured a letter of credit in the face amount of $90,000 which was delivered to the Merkle-Korff seller in support of payment of the MK Installment Note and other obligations. In March 1996, the Company, through Merkle-Korff, effected the Barber Colman Acquisition for $21,700. The Company borrowed approximately $21,700 under the Credit
Agreement to finance the cash purchase price for the Barber Colman
Acquisition and to pay related fees and expenses.

	Prior to the consummation of the issuance of $170,000 of Senior Notes, Imperial, Scott and Gear were subsidiaries of JII. Imperial, Scott and Gear were sold to the Company for $75,000 in cash, which included the repayment of approximately $6,000 of liabilities of Imperial and its subsidiaries owed to JII, and the Contingent Earnout, if any, to be earned pursuant to the Contingent Earnout Agreement. The acquisition agreement entered into in connection with such sale contained customary terms and provisions used in transactions of that type and limited the aggregate amount of any claims for indemnification by the Company for breaches by the sellers thereunder to $15,000. The cash portion of the purchase price for the Imperial Acquisitions were funded from the net proceeds of the Old Note Offering. The Contingent Earnout Agreement, an obligation of each of the Company, M&G Industries, Imperial, Scott and Gear is payable to an affiliate of JII and will not be limited or otherwise restricted by the Indenture or the New Credit Agreement. See "The Company-The Imperial Acquisitions," "Use of Proceeds" and "Principal Stockholders."

	Services Agreements. Until July 24, 1997, the Parent and its subsidiaries (including the Company) had been charged an annual management and advisory fee by JII equal to 1.0% of its net sales payable quarterly. Management and advisory fees charged to the Company were approximately $800, $2,700 and $700 for the period from January 1, 1997 to July 24, 1997, the year ended December
31, 1996 and for the period from September 23, 1995 to December 31, 1995, respectively. The Company was also obligated to pay to The Jordan Company
(i) an investment banking and sponsorship fee of up to 2.0% of the purchase price of certain acquisitions or sales involving the Company or any of its subsidiaries, (ii) a financial consulting fee of up to 1.0% of any debt, equity or other financing arranged by the Company with the assistance of The Jordan Company and (iii) reimbursement for out-of-pocket costs; provided, that such fees may be paid, in whole or in part, to JII, upon the mutual agreement of the board of directors of JII and The Jordan Company. In connection with the acquisitions of Merkle-Korff and Barber-Colman Motors and related financings, The Jordan Company was paid investment banking fees of $2,100 and $400, respectively. In connection with the Imperial Acquisitions and the $170,000 Note Offering and the Existing Credit Agreement, the Company paid The Jordan Company $2,250 pursuant to such agreements. These arrangements were terminated as of July 25, 1997 and replaced with five new types of agreements and arrangements which are described below.

	First, the Company and each of its subsidiaries entered into a new advisory agreement (the "New Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries will pay to JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $2,379 in 1997); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates (which were $1,045 in 1997); and (iii) reimbursement for The Jordan
Company's or JII's out-of-pocket costs in connection with providing such services (which were $0 in 1997). The New Subsidiary Advisory Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

	Second, the Company and each of its subsidiaries entered into a management consulting agreement (the "New Subsidiary Consulting Agreement"), pursuant to which they will pay to JII annual consulting fees of 1.0% of the Company's net sales for such services, payable quarterly, and will reimburse JII for its out-of-pocket costs related to its services. The New Subsidiary Consulting Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the New Subsidiary Consulting Agreement, JII (but not JII's affiliates) will be obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII will not be permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $700 for the period from July 25, 1997 to December
31, 1997.

	Third, the Company and each of its subsidiaries entered into a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company will be charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries. In accordance with this agreement, such charges were $341 for the period from July 25, 1997 to December 31, 1997. The JI Properties Services Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

	Fourth, JII refined the allocation of its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, in order to more closely match these overhead charges with the revenues and usage of corporate overhead by JII and its subsidiaries. Under this agreement, the Company's allocable portion of corporate expenses was $690 for the period from July 25, 1997 to December 31, 1997.

	Fifth, the Company and JII entered into the transition agreement (the "Transition Agreement") pursuant to which JII will provide office space and certain administrative and accounting services to the Company to facilitate the transition of the Company as a stand-alone company. The Company will reimburse JII for services provided pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement will expire on December 31, 1998, but is automatically renewed for successive one year periods (unless either party provides prior written notice of non-renewal) and may be terminated by the Company on 90 days' written notice.

	Tax Sharing Agreement. The Company and each of its subsidiaries are party to a Tax Sharing Agreement (the "Tax Sharing Agreement") among JII and each of its consolidated subsidiaries for Federal income tax purposes. Pursuant to the Tax Sharing Agreement, each of the consolidated subsidiaries of JII pays to JII, on an annual basis, an amount determined by reference to the separate return tax liability of the subsidiary as defined in Treasury Regulation 1.1552-1(a)(2)(ii). For the years ended December 31, 1997 and 1996 the income tax payments by the Company to JII under the Tax Sharing Agreement were $0 and $2,400, respectively. For the year ended December 31, 1995, the income tax payments by Imperial, Scott and Gear to JII under the Tax Sharing
Agreement were $1,300. These income tax payments reflected a Federal and state income tax rate of approximately 40% of each subsidiary's pre-tax income.

	Merkle-Korff Leases. Merkle-Korff leases its plants, warehouse and offices under a net lease (the "Merkle-Korff Leases") from companies controlled by John Simms, Sr., Chairman and Chief Executive Officer of Merkle-Korff and
Barber Colman Motors. Rent expenses, including real estate taxes attributable to the Merkle-Korff Leases, amounted to $932 for the year ended December 31, 1997. The Company has agreed to pay the following future minimum rental payments under the Merkle-Korff Leases: (i) $800 for the year ended December
31, 1998; (ii) $800 for the year ended December 31, 1999; and (iii) $600 for the year ended December 31, 2002. The Company has the right of first refusal to buy these facilities from Mr. Simms. See Note 11 to the Company's
Consolidated Financial Statements. The Company believes the terms of the Merkle-Korff Leases are comparable to the terms it would obtain from a non-affiliated party.

	Motion Control Leases. Motion Control leases substantially all of its production and office space under noncancellable operating leases from a limited partnership whose partners include officers of Motion Control. These leases expire in 2007. Rent expense under the leases was $19 for the thirteen days from the date of acquisition by the Company to December 31, 1997. The Company believes the terms of the Motion Control leases are comparable to the terms it would obtain from a non-affiliated party.

	Employment Agreements. Effective September 22, 1995, Merkle-Korff entered into an employment agreement with John D. Simms, Sr. (the "Simms Employment Agreement"). Pursuant to the terms of the Simms Employment Agreement, Mr.
Simms agreed to serve as Chairman and Chief Executive Officer of Merkle-Korff for a three-year period ending on September 22, 1998. Mr. Simms also agreed not to compete against Merkle-Korff throughout the term of his employment agreement and for three years thereafter or until September 22, 2000, whichever is later, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, Merkle-Korff agreed to compensate Mr. Simms with (i) a base salary of $100,000 per annum, (ii) the use of an automobile, including reimbursement for automobile-related costs and (iii) participation in Merkle-Korff's benefit programs. In the event Mr. Simms no longer provides services to Merkle-Korff due to his dismissal without cause (as defined in the Simms Employment Agreement), then Mr. Simms is entitled to receive his base compensation from the date of his termination through the remaining term of his employment agreement.

	Effective September 22, 1995, Merkle-Korff entered into an employment agreement with John W. Brown (the "Brown Employment Agreement"). Pursuant to the terms of the Brown Employment Agreement, Mr. Brown agreed to serve as President of Merkle-Korff for a three-year period ending on September 22, 1998. Mr. Brown also agreed not to compete against Merkle-Korff throughout the term of his employment agreement and for three years thereafter or until September 22, 2000, whichever is later, and not to disclose any confidential information during and after the term of his employment. In exchange for his services and covenants, Merkle-Korff agreed to compensate Mr. Brown with (i) a base salary of $200,000 per annum, (ii) the use of an automobile, including reimbursement for automobile-related costs, (iii) payment of monthly and other incidental country club fees, (iv) payment of annual life insurance premiums on his life and (v) participation in benefit programs for JII's executives. In addition, Mr. Brown is eligible to receive an annual bonus of up to $200,000, as calculated by a formula reflecting annual increases in Merkle-Korff's profitability. In the event Mr. Brown no longer provides services to Merkle-Korff due to his dismissal without cause (as defined in the Brown Employment Agreement), then Mr. Brown is entitled to receive his base compensation from the date of his termination through the remaining term of his employment agreement and a pro rata portion of the annual bonus which he would have been entitled to had he not been dismissed.

	Directors and Officers Indemnification. The Company has entered into indemnification agreements with each member of the Company's Board of Directors and certain executive officers whereby the Company agreed, subject to certain exceptions, to indemnify and hold harmless each director and certain executive officers from liabilities incurred as a result of such person's status as a director or executive officer of the Company. See Item 10, Directors and Executive Officers - Board of Directors - Indemnification Agreements.

	Future Transactions. The Company has adopted a policy to provide that all transactions between the Company and its officers, directors and other affiliates must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) Financial Statements

 Reference is made to the Index to Consolidated Financial Statements appearing in Item 8, which Index is incorporated herein by reference.

(2) Financial Statement Schedule

 	All schedules for which provision is made is in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements or is considered immaterial.

(3) Exhibits

An index to the exhibits required to be listed under this Item 14(a)(3) follows the "Signatures" section hereof and is incorporated herein by reference.

(a) Reports on Form 8-K

The Company filed a Form 8-K on January 2, 1998 describing the acquisition of Motion Control Engineering, Inc. on December 18, 1997. Financial Statements and exhibits were not filed at that time. The required financial information, incorporated in Form S-4, was filed on January 12, 1998.

SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     	MOTORS AND GEARS, INC.


                                     	By  /s/ Thomas H. Quinn
	                                        Thomas H. Quinn
Dated:  March 30, 1998	                  Chairman of the Board


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   		By  /s/ Thomas H. Quinn
			                                     Thomas H. Quinn
Dated:  March 30, 1998	                 Chairman of the Board


                                   		By  /s/ Ron A. Sansom
			                                     Ron A. Sansom
Dated:  March 30, 1998	                 Director


                                   		By  /s/ John W. Jordan II
		                                      John W. Jordan II
Dated:  March 30, 1998	                 Director


                                   		By  /s/ David W. Zalaznick
		                                      David W. Zalaznick
Dated:  March 30, 1998	                 Director


                                   		By  /s/ Jonathan F. Boucher
		                                      Jonathan F. Boucher
Dated:  March 30, 1998	                 Director


                                   		By  /s/ Norman R. Bates
			                                     Norman R. Bates
Dated:  March 30, 1998		                Chief Financial Officer

	EXHIBIT INDEX


	Exhibit
	Number   	Description

2.1 Contingent Earnout Agreement, dated as of November 7, 1996, by and among Motors and Gears, Inc., Motors and Gears Industries, Inc., The New Imperial Electric Company, The New Scott Motors Company, New Gear Research, Inc., The Imperial Electric Company, The Scott Motors Company and Gear Research, Inc. (incorporated by reference to Exhibit 2.2 to Motors and Gears Inc.'s Form S-4 Registration Statement (File No. 333-19257) (the "Motors and Gears S-4")

2.2 Share Purchase Agreement, dated March 2, 1997, by and among Motors and Gears Holdings, Inc. and the stockholders of FIR Group Holdings Italia, S.r.l. (incorporate by reference to exhibit 2.1 to Form 8-K of Motors and Gears, Inc., dated March 31, 1998)

2.3 Purchase Agreement, dated November 17, 1997, by and among Motion Holdings, Inc. and the shareholders of Motion Control Engineering, Inc. (incorporated by reference to exhibit 2.2 to Form 8-K of Motors and Gears, Inc., dated March 31, 1998)

2.4 Agreement for purchase and sale of stock of Electrical Design and Control Company by and among ED&C Holdings, Inc. and the shareholders of Electrical Design and Control Company,
           (incorporated by reference to exhibit 2.3 to Form 8-K of Motors and Gears, Inc., dated March 31, 1998)

3.1        Restated Certificate of Incorporation of Motors and Gears, Inc.
           (incorporated by reference to Exhibit 3.1 to Motors and Gears Inc.'s Form S-4 Registration Statement (File No. 333-44057) (the "1998 Form S-4" )

3.2        Bylaws of Motors and Gears, Inc. (incorporated by reference to
           Exhibit 3.2 to the Motors and Gears S-4)

4.1        Indenture, dated November 7, 1996, between Motors and Gears, Inc.
           and Fleet National Bank (incorporated by reference to Exhibit 4.1 to the Motors and Gears S-4)

4.2 First Supplemental Indenture, dated December 17, 1997, between Motors and Gears, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the 1998 Form S-4 )

4.3        Indenture, dated December 17, 1997, between Motors and Gears, Inc.
           and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the 1998 Form S-4 )

10.1 Credit Agreement, dated November 7, 1996 by and among Motors and Gears Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to Exhibit 4.5 to the Motors and Gears S-4)

10.2 Amendment No. 1 to Credit Agreement, dated June 3, 1997, by and among Motors and Gears Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to Exhibit 10.2 to the 1998 Form S-4 )

10.3 Amendment No. 2 to Credit Agreement, dated October 27, 1997, by and among Motors and Gears Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to Exhibit 10.3 to the 1998 Form S-4 )

10.4 Amendment No. 3 to Credit Agreement, dated November 21, 1997, by and among Motors and Gears Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to Exhibit 10.4 to the 1998 Form S-4 )

10.5 Tax Sharing Agreement, dated June 28, 1994, by and among Jordan Industries, Inc. and each other corporation which is a signatory thereto (incorporated by reference to Exhibit 10.3 to the Motors and Gears S-4)

10.6 Management Consulting Agreement, dated November 7, 1996, by and among Motors and Gears, Inc. and TJC Management Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the Motors and Gears S-4)

10.7 Properties Services Agreement, dated July 25, 1997, by and among JI Properties, Inc., Jordan Industries, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.7 to the 1998 Form S-4 )

10.8 Transition Agreement, dated July 25, 1997, by and between Motors and Gears Holdings, Inc. and Jordan Industries, Inc. (incorporated by reference to Exhibit 10.8 to the 1998 Form S-4 )

10.9 New Subsidiary Advisory Agreement, dated July 25, 1997, by and among Motors and Gears Holdings, Inc., Jordan Industries, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.9 to the 1998 Form S-4 )

10.10 New Subsidiary Consulting Agreement, dated July 25, 1997, by and among Motors and Gears Holdings, Inc., Jordan Industries, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.10 to the 1998 Form S-4 )

10.11 Indemnification Agreement, dated November 7, 1996, between Motors and Gears, Inc. and Thomas H. Quinn (incorporated by reference to
        Exhibit 10.1(a) to the Motors and Gears S-4)

10.12 Indemnification Agreement, dated November 7, 1996, between Motors and Gears, Inc. and Jonathan F. Boucher (incorporated by reference to Exhibit 10.1(b) to the Motors and Gears S-4)

10.13 Indemnification Agreement, dated November 7, 1996, between Motors and Gears, Inc. and David W. Zalaznick (incorporated by reference to Exhibit 10.1(c) to the Motors and Gears S-4)

10.14 Indemnification Agreement, dated November 7, 1996, between Motors and Gears, Inc. and John W. Jordan II (incorporated by reference to Exhibit 10.1(d) to the Motors and Gears S-4)

10.15 Indemnification Agreement, dated November 7, 1996, between Motors and Gears, Inc. and Ron A. Sansom (incorporated by reference to
        Exhibit 10.1(e) to the Motors and Gears S-4)

10.16 Merkle-Korff Industries, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $5,000,000 payable to John D. Simms Revocable Trust Under Agreement (incorporated by reference to Exhibit 10.9 to the Motors and Gears S-4)

10.17 Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,333 payable to Tina Lavire (incorporated by reference to Exhibit
        10.13 to the 1998 Form S-4 )

10.18 Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,333 payable to Marta Monson (incorporated by reference to Exhibit
        10.14 to the 1998 Form S-4 )

10.19 Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,334 payable to Eric Monson (incorporated by reference to Exhibit
        10.15 to the 1998 Form S-4 )

10.20 Industrial Building Leases, each dated as of September 22, 1996, by and between Merkle-Korff Industries, Inc. and the signatory thereto (incorporated by reference to Exhibits 10.16-10.19 to the Motors and Gears S-4)

10.21 Employment and Non Competition Agreement, dated as of September 22, 1995, by and between Merkle-Korff Industries, Inc. and John D. Simms (incorporated by reference to Exhibit 10.20 to the Motors and Gears S-4)

10.22 Employment and Non Competition Agreement, dated as of September 22, 1995, by and between Merkle-Korff Industries, Inc. and John
        W. Brown (incorporated by reference to Exhibit 10.21 to the Motors and Gears S-4)

21.1 Subsidiaries of Motors and Gears, Inc. (incorporated by reference to Exhibit 21.1 to the 1998 Form S-4)

27.1    Financial Data Schedule

                                                        SCHEDULE II
                          MOTORS AND GEARS, INC.

                   VALUATION AND QUALIFYING ACCOUNTS
                       (dollars in thousands)

                 Balance               Additions    Write             Balance
                    at     Additions   Charged to    Offs                at
                 Beginning   due to    Costs and     Net of            End of
                   Period  Acquisitons  Expenses   Recoveries   Other  Period
December 31, 1997:
	Allowance for
	doubtful accounts   $ 59      406       214       (145)      (5)     $529

	Reserve for
 obsolescence        $184       0         75       (213)       0      $ 46

December 31, 1996:
Allowance for
doubtful accounts    $ 29      28         40        (38)       0      $ 59

	Reserve for
 obsolescence        $184       0         0          0        0      $184

December 31, 1995:
Allowance for
doubtful accounts    $ 15       0        14          0        0      $ 29

	Reserve for
 obsolescence        $184      0          0          0        0      $184