Form 10-Q
period 1998-03-31
MOTORS & GEARS INC
filed 1998-05-15
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                        _________________________________


                QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1998            Commission File Number: 333-19257


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

          Yes    X                       No

     The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately place and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of May 15, 1998: 100,000.

                               MOTORS AND GEARS, INC.


                                      INDEX


PART I.    FINANCIAL INFORMATION                                  PAGE NO.

Item 1.    Financial Statements (Unaudited)                          3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       11

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                               13


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                         14

Item 2.    Changes in Securities                                     14

Item 3.    Defaults upon Senior Securities                           14

Item 4.    Submission of Matters to a Vote of Securities
           Holders                                                   14

Item 5.    Other Information                                         14

Item 6.    Exhibits and Reports on Form 8-k                          14

           Signatures                                                15

                        PART I.  FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS (Unaudited)



                                                                  PAGE NO.


Condensed Consolidated Balance Sheets at March 31, 1998,
and December 31, 1997                                                 4

Condensed Consolidated Statements of Income for the
three months ended March 31, 1998 and 1997                            5

Condensed Consolidated Statements of Cash Flows for three
months ended March 31, 1998 and 1997                                  6

Notes to Condensed Consolidated Financial Statements                 7-10

                            MOTORS AND GEARS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                 March 31,     December 31,
                                                   1998           1997
                                                (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                        $  33,565      $ 28,880
 Accounts receivable, net                            42,558        40,679
 Inventories                                         32,962        31,665
 Prepaid expenses and other current assets            1,368         1,300
     Total Current Assets                           110,453       102,524

 Property, plant, and equipment, net                 14,617        15,201
 Goodwill, net                                      191,884       195,424
 Deferred financing costs, net                       15,430        15,877
 Deferred income taxes                                3,825         3,825
 Other assets, net                                    2,241         2,293
     Total Assets                                  $338,450      $335,144

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Notes payable                                     $  2,107      $  2,009
 Accounts payable                                    19,646        17,424
 Accrued interest payable                            11,255         4,232
 Accrued expenses and other                           8,237        12,297
 Due to affiliated company                            1,605         1,488
     Total Current Liabilities                       42,850        37,450

Long-Term debt                                      283,488       283,613
Deferred income taxes                                 4,144         3,880
Other non-current liabilities                         2,620         2,649

Shareholder's Equity:
 Common Stock                                             1             1
 Additional paid-in-capital                          50,005        50,005
 Accumulated other comprehensive income (loss)       (3,104)          (16)
 Accumulated deficit                                (41,554)      (42,438)
     Total Shareholder's Equity                       5,348         7,552
     Total Liabilities and Shareholder's Equity    $338,450      $335,144



See accompanying notes to condensed consolidated financial statements.

                          MOTORS AND GEARS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)




                                                   Three Months Ended
                                                          March
                                                     1998       1997

Net Sales                                           $58,567    $31,519
Cost of sales, excluding depreciation                38,212     20,380
Selling, general, and administrative expenses         7,722      2,241
Depreciation                                          1,205        971
Amortization of goodwill and other                    1,819        986
Management fees and other                               618        326

     Operating income                                 8,991      6,615

Other (income) and expense:
Interest expense                                      7,820      4,894
Interest income                                        (363)      (141)
     Total other expenses                             7,457      4,753

Income before income taxes                            1,534      1,862

Provision for income taxes                              651        743

     Net income                                     $   883    $ 1,119



See accompanying notes to condensed consolidated financial statements.

                           MOTORS AND GEARS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                     Three Months Ended
                                                          March 31,
                                                       1998       1997
Cash flows from operating activities:
 Net income                                          $   883    $ 1,119
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                       3,345      2,218
   Provision for deferred income taxes                   264        310

Changes in operating assets and liabilities net
 of effects from acquisitions:
   Increase in current assets                         (3,244)    (3,948)
   Increase in current liabilities                     5,175      7,883
   Increase in non-current assets & liabilities           (8)       (48)
   Increase (Decrease) in payables to affiliated
     company                                             117     (1,443)

   Net cash provided by operating activities           6,532      6,091

Cash flows from investing activities:
   Capital expenditures, net                            (902)      (100)
   Acquisitions of subsidiaries                          (50)      (454)
   Net cash used in investing activities                (952)      (554)

Cash flows from financing activities:
   Repayment of long-term debt                            (5)        (4)
   Other                                                   -        (13)
   Net cash used in financing activities                  (5)       (17)

Effect of exchange rate changes on cash                 (890)         -

Net increase in cash and cash equivalents              4,685      5,520

Cash and cash equivalents at beginning of period      28,880     10,011
Cash and cash equivalents at end of period           $33,565    $15,531





See accompanying notes to condensed consolidated financial statements.

                           MOTORS AND GEARS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Significant Accounting Policies - Consolidation Principles

The condensed consolidated financial statements include the accounts of Motors and Gears, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of subsidiaries outside the United States are included for periods ending two months prior to the Company's year end and interim periods to ensure timely preparation of the condensed consolidated financial statements.

C.  Inventories

Inventories are summarized as follows:

                                     March 31,       December 31,
                                       1998             1997

     Raw materials                    $22,709         $21,639
     Work in process                    7,328           7,375
     Finished goods                     2,925           2,651
                                      $32,962         $31,665

D.  Acquisition of Subsidiaries

On June 12, 1997, the Company purchased all of the common stock of the FIR Group Companies, consisting of CIME S.p.A., SELIN, S.p.A. and FIR S.p.A. (collectively "FIR") for $50,496. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $16,562; property and equipment of $4,918; other long-term assets and liabilities of ($3,442); and resulted in an excess purchase price over net identifiable assets of $32,458. FIR is a manufacturer of electric motors and pumps for niche applications such as pumps for commercial dishwashers, motors for industrial sewing machines and motors for industrial fans and ventilators.

On October 27, 1997, the Company acquired all of the outstanding stock of E.D. and C. Company, Inc. ("ED&C") for $16,000 in cash and a $4,000 Subordinated Junior Seller Note. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $3,514; property

                            MOTORS AND GEARS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)


and equipment of $132; covenants not to compete of $120; and resulted in an excess purchase price over net identifiable assets of $16,234. ED&C is a full-service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulate the speed and movement of conveyor systems used in a variety of automotive plants and other industrial applications.

On December 18, 1997, the Company purchased all of the stock of Motion Control Engineering, Inc. ("Motion Control") for $53,600. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $10,071; property and equipment of $1,428; covenants not to compete of $1,005; other long-term assets and liabilities of ($12); and resulted in an excess purchase price over net identifiable assets of $41,108. Motion Control manufactures electronic motion control products for elevator markets, primarily the elevator modernization market.

Unaudited proforma information with respect to the Company as if the 1997 acquisitions had occurred on January 1, 1997 is as follows:

                                        Three Months Ended
                                          March 31, 1997
                                            (Unaudited)

          Net sales                           $40,484
          Income before income taxes              288
          Net income                          $   166

E.  Comprehensive Income

As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income (loss) was $(2,205) and $1,119, respectively.

                             MOTORS AND GEARS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


F.  Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1997 consolidated financial statements with respect to segmentation or the measurement of segment profit.

G.  Foreign Exchange Instruments and Risk Management

The Company entered into foreign currency forward exchange contracts to hedge transactions and firm commitments that are denominated in foreign currencies (principally the Italian Lira) and not to engage in currency speculation. The Company primarily utilizes forward exchange contracts with a duration of one year or less. Gains or losses on hedges of transaction exposures are included in income in the period in which exchange rates change. Gains and losses on contracts which hedge specific foreign currency denominated commitments are deferred and recognized on the same basis as the transactions underlying the commitments.

Forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates that are agreed upon at inception of the contracts. If the counterparties to the exchange contracts (primarily highly-rated financial institutions) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuation.

The Company has $4,190 notional amount of foreign currency forward exchange contracts outstanding at March 31, 1998 ($0 at December 31, 1997).

H.  Subsequent Events

On May 15, 1998, the Company, through a newly formed wholly-owned subsidiary, Advanced D.C. Holdings, Inc., acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliates ("ADC"). ADC is a designer and manufacturer of direct current ("DC") permanent magnet motors and starters (generators) which range from 4.5 inces to 9 inches in frame size. The Company sells special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

                              MOTORS AND GEARS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)



In connection with the acquisition, the Company paid $53.0 million to the sellers in cash. The acquisition was financed with existing cash and borrowings under the Motors & Gears Industries, Inc. Credit Agreement.
The Company has a contingent purchase price agreement of $5.6 million relating to the acquisition of ADC whereas the contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above the historical experience of ADC at the time of acquisitions. The purchase price has not been allocated at this time.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)


Summary financial information included in the financial statements of the Company is as follows:


                                              Three Months Ended
                                                   March 31,
                                                1998       1997

Net sales                                     $58,567    $31,519
Gross profit (excluding depreciation)          20,355     11,139
EBITDA (2)                                     12,015      8,572
Operating income                                8,991      6,615
Interest expense                              $ 7,820    $ 4,894

Gross margin (excluding depreciation) (3)        34.8%      35.3%
EBITDA margin (3)                                20.5       27.2
Operating margin (3)                             15.4       21.0


(1) With the acquisition of ED&C and Motion Control during 1997, the results of operations for the three months ended March 31, 1998 include operations for both the motors and controls segments. The controls segment is responsible for $15,072 of net sales, $5,666 of gross profit (excluding depreciation), $2,282 of EBITDA (earnings before interest, income taxes, depreciation and amortization) and $1,678 of operating income for the three months ended March 31, 1998.

(2) EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability of the Company to service its debt.

(3)  All margins are calculated as a percentage of net sales.


Consolidated Results of Operations

Net sales for the first quarter increased 86% to $58.6 million, up $27.0 million from the first quarter of 1997. The strong sales growth was primarily driven by the three acquisitions in 1997. The Company acquired FIR in June of 1997, ED&C in October of 1997, and Motion Control in December of 1997. The 1997 acquisitions accounted for $24.5 million of the sales growth in the first quarter while the remaining $2.5 million was the result of organic sales growth. Net sales of sub-fractional motors for the first quarter increased 6%, primarily attributed to continued strength in the vending and appliance markets. Net sales of fractional/integral motors, excluding the FIR acquisition in June of 1997, increased 17%, driven by stronger sales in the floor care and elevator markets.

Operating income for the first quarter increased 36% to $9.0 million, up $2.4 million from the first quarter of 1997. The increase in operating income was

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


primarily the result of the increased sales described above. Gross margins decreased slightly from 35.3% to 34.8%, primarily driven by the effects of the 1997 acquisitions. Increased operating income resulting from the increased sales described above was partially offset by increased corporate expenses. Operating margins decreased from 21.0% to 15.4%, primarily the result of the 1997 acquisitions, which operate at slightly lower operating margins than the rest of the Company, and the increase in corporate expenses.

Interest expense increased $2.9 million from $4.9 million in the first quarter of 1997 to $7.8 million in the first quarter of 1998, reflecting higher debt levels relating to the financing of new acquisitions and the Company's December 1997 $100.0 million debt offering.

Liquidity and Capital Resources

In general, the Company requires liquidity for working capital, capital expendit ures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its revolving line-of-credit agreement.

Operating activities. Net cash provided by operating activities for the first quarter ended March 31, 1998 was $6.5 million, compared to $6.1 million provided from operating activities during the same period in 1997. Increases in accounts receivable and inventory due to revenue growth were more than offset by increases in accounts payable and accrued expenses.

Investing activities. Capital expenditures of $0.9 million for the first quarter ended March 31, 1998 were $0.8 million greater than the comparable period in 1997. The Company expects its capital investment in 1998 to be greater than the 1997 spending level as a result of late 1997 acquisitions of the Controls' companies.

The Company plans to fund future acquisitions through its revolving line-of-credit agreement and excess operating cash flow.

Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest paid on the Junior Seller Notes was $0.5 million in the first quarter of 1998.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS



As of May 15, 1998, the Company has approximately $35.0 million of available funds under this Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line-of-credit agreement. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.






                ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK


Not applicable.

                           PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
         None


Item 2.  Changes in Securities
         None


Item 3.  Defaults upon Senior Securities
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         None


Item 5.  Other Information
         None


Item 6.  Exhibits and Reports on Form 8-K

         1)  27.    EDGAR Financial Data Schedule

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTORS AND GEARS, INC.


                                   By: /s/ Norman R. Bates
                                       Norman R. Bates
                                       Chief Financial Officer


May 15, 1998