Form 10-Q
period 1998-06-30
MOTORS & GEARS INC
filed 1998-08-13
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                      FORM 10-Q

                          _________________________________


                 QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1998         Commission File Number: 333-19257


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

     The number of shares outstanding of Registrant's Common Stock as of August 13, 1998: 100,000.

                          MOTORS AND GEARS, INC.


                                  INDEX


PART I.   FINANCIAL INFORMATION                                  PAGE NO.

Item 1.   Financial Statements (Unaudited)                          3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                               12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         13

Item 2.   Changes in Securities                                     13

Item 3.   Defaults upon Senior Securities                           13

Item 4.   Submission of Matters to a Vote of Securities
          Holders                                                   13

Item 5.   Other Information                                         13

Item 6.   Exhibits and Reports on Form 8-k                          13

          Signatures                                                14

                   PART I.     FINANCIAL INFORMATION

               ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                                                                PAGE NO.



Condensed Consolidated Balance Sheets at June 30, 1998,
and December 31, 1997                                              4

Condensed Consolidated Statements of Income for the
three and six months ended June 30, 1998 and 1997                  5

Condensed Consolidated Statements of Cash Flows for six
months ended June 30, 1998 and 1997                                6

Notes to Condensed Consolidated Financial Statements               7-9

                       MOTORS AND GEARS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                June 30,     December 31,
                                                   1998           1997
                                                (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                         $  6,640    $ 28,880
 Accounts receivable, net                            49,089      40,679
 Inventories                                         42,551      31,665
 Prepaid expenses and other current assets            1,626       1,300
     Total Current Assets                            99,906     102,524

 Property, plant, and equipment, net                 18,659      15,201
 Goodwill, net                                      232,217     195,424
 Deferred financing costs, net                       14,982      15,877
 Deferred income taxes                                3,825       3,825
 Other assets, net                                    2,922       2,293
     Total Assets                                  $372,511    $335,144

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Notes payable                                     $    227    $  2,009
 Accounts payable                                    23,950      17,424
 Accrued interest payable                             4,207       4,232
 Accrued expenses and other                          11,585      12,297
 Due to affiliated company                              681       1,488
     Total Current Liabilities                       40,650      37,450

Long-Term debt                                      316,479     283,613
Deferred income taxes                                 4,467       3,880
Other non-current liabilities                         2,691       2,649

Shareholder's Equity:
 Common Stock                                              1           1
 Additional paid-in-capital                           50,005      50,005
 Accumulated other comprehensive income (loss)        (2,407)        (16)
 Accumulated deficit                                 (39,375)    (42,438)
          Total Shareholder's Equity                    8,224       7,552
     Total Liabilities and Shareholder's Equity       $372,511   $335,144





See accompanying notes to condensed consolidated financial statements.

                        MOTORS AND GEARS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                       Three Months Ended    Six Months Ended
                                         June 30,                June 30,
                                       1998         1997    1998       1997

Net Sales                              $ 71,700  $ 34,999   $130,267 $ 66,518
Cost of Sales, excluding
   depreciation                          46,440    22,396     84,652   42,776
Selling, general and
   administrative expenses                9,047     2,691     16,769    4,932
Depreciation                              1,356       969      2,561    1,940
Amortization of goodwill
   and other intangibles                  2,004       989      3,823    1,975
Management fees and other                   815       353      1,433      679

     Operating Income                    12,038     7,601     21,029   14,216

Other (income) and expense:
   Interest expense                       8,241     5,247     16,061   10,141
   Interest income                         (259)     (178)      (622)    (319)
     Total other expense                  7,982     5,069     15,439    9,822

Income before income taxes                4,056     2,532      5,590    4,394

Provision for income taxes                1,877     1,196      2,528    1,939

     Net income                        $  2,179  $  1,336   $  3,062 $  2,455







See accompanying notes to condensed consolidated financial statements.

                          MOTORS AND GEARS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                       Six Months Ended
                                                          June 30  ,
                                                        1998      1997
Cash flows from operating activities:
 Net income                                           $ 3,062   $ 2,455
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                        7,029     4,437
   Provision for deferred income taxes                    587       612

Changes in operating assets and liabilities net
 of effects from acquisitions:
   Increase in current assets                          (7,498)   (3,328)
   Increase in current liabilities                      2,801     2,914
   Increase in non-current assets & liabilities           (44)     (380)
   Decrease in payables to affiliated company            (807)     (516)
   Net cash provided by operating activities            5,130     6,194

Cash flows from investing activities:
   Capital expenditures, net                           (2,140)     (249)
   Acquisitions of subsidiaries                       (55,852)  (51,767)
   Cash acquired in acquisition of subsidiaries           360        -
   Net cash used in investing activities              (57,632)  (52,016)


Cash flows from financing activities:
   Proceeds from revolving credit facilities           40,000    50,000
   Repayment of long-term debt                         (2,040)      (11)
   Repayment of revolving credit facilities            (7,000)        -
   Other                                                    -        32
   Net cash provided by financing activities           30,960    50,021

Effect of exchange rate changes on cash                  (698)        -

Net increase (decrease) in cash and cash equivalents  (22,240)    4,199

Cash and cash equivalents at beginning of period       28,880    10,011
Cash and cash equivalents at end of period            $ 6,640   $14,210





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

B.   Significant Accounting Policies - Consolidation Principles

The condensed consolidated financial statements include the accounts of Motors and Gears, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operating results of a subsidiary in Italy are included for periods ending two months prior to the Company's year end and interim periods to ensure timely preparation of the condensed consolidated financial statements.

C.   Inventories

Inventories are summarized as follows:

                                       June 30,        December 31,
                                         1998              1997

     Raw materials                     $29,213            $21,639
     Work in process                     8,782              7,375
     Finished goods                      4,556              2,651
                                       $42,551            $31,665

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

On May 15, 1998, the Company acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $55,500. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,247; property and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $53; and resulted in an excess purchase price over net identifiable assets of $41,450. The Company also has a contingent purchase price agreement of up to $5,600 relating to the acquisition of ADC. The contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above the historical experience of ADC at the time of acquisition. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products.
ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

Unaudited proforma information with respect to the Company as if the 1997 and 1998 acquisitions had occurred on January 1, 1997 is as follows:

                                         Six Months Ended
                                             June 30,
                                         1998       1997
                                           (Unaudited)

     Net sales                         $148,036   $128,655
     Income before income taxes           8,595      5,556
     Net income                        $  4,714   $  3,056

                          MOTORS AND GEARS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


E.   Comprehensive Income

As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company's only comprehensive income relates to foreign currency translation. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Total comprehensive income was $2,876 and $1,336 for the three months ended June 30, 1998 and 1997, respectively, and $671 and $2,455 for the six months ended June 30, 1998 and 1997, respectively.

F.   Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1997 consolidated financial statements with respect to segmentation or the measurement of segment profit with the exception of the acquisition of ADC which is included in the motors segment.

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

The Company has $2,834 notional amount of foreign currency forward exchange contracts outstanding at June 30, 1998 ($0 at December 31, 1997).

                                   PAGE 10
        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


Summary financial information included in the financial statements of the Company is as follows:

                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                  1998          1997      1998        1997

Net sales                         $71,700    $34,999      $130,267   $66,518
Gross profit
  (excluding depreciation)         25,260     12,603        45,615    23,742
EBITDA (2)                         15,398      9,559        27,413    18,131
Operating income                   12,038      7,601        21,029    14,216
Interest expense                  $ 8,241    $ 5,247      $ 16,061   $10,141

Gross margin (excluding
  depreciation) (3)                 35.2%      36.0%         35.0%     35.7%
EBITDA margin (3)                   21.5       27.3          21.0      27.3
Operating margin (3)                16.8       21.7          16.1      21.4


(1) With the acquisition of ED&C and Motion Control during 1997, the results of operations for the three and six months ended June 30, 1998 include operations for both the motors and controls segments. The controls segment accounted for $16,455 and $31,527 of net sales, $6,290 and $11,956 of gross profit (excluding depreciation), $2,661 and $4,943 of EBITDA (earnings before interest, income taxes, depreciation and amortization) and $2,042 and $3,720 of operating income for the three and six months ended June 30, 1998, respectively.

(2) EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability of the Company to service its debt.

(3)  All margins are calculated as a percentage of net sales.


Consolidated Results of Operations

Net sales for the second quarter and first half of 1998 increased 105% ($36.7 million) and 95.8% ($63.7 million), respectively, as compared with the same periods in the prior year. The strong sales growth was primarily driven by the three acquisitions in the latter part of 1997 and the acquisition in the second quarter of 1998. The Company acquired FIR in June of 1997, ED&C in October of 1997, Motion Control in December of 1997 and ADC in May of 1998. These acquisitions accounted for $33.4 million (91%) and $57.9 million (91%) of the sales growth in the second quarter and first half, respectively, while the remaining growth was the result of organic sales growth. Net sales of sub-fractional motors for the second quarter and first half increased 11% and 9% over the same periods in the prior year, primarily attributed to continued strength in the vending machine and appliance markets. Excluding the 1997 and 1998 acquisitions, net sales of fractional/integral motors increased 2% and 9% for the three and six months ended June 30, 1998 over the same period of 1997, driven by stronger sales in the floor care and elevator markets.

                                 PAGE 11
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Operating income for the second quarter and first half of 1998 increased 58% ($4.4 million) and 48% (6.8 million), respectively. The increase in operating income was primarily the result of the increased sales described above. Gross margins decreased slightly over both periods as compared to 1997 attributed mainly to the effects of the 1997 acquisitions. Increased operating income resulting from the increased sales described above was partially offset by increased corporate expenses. The decrease in operating income margins was primarily the result of the 1997 acquisitions, which operate at slightly lower operating margins than the rest of the Company, and the increase in corporate expenses.

Interest expense increased in the second quarter and first half of 1998 over the same periods of 1997, reflecting higher debt levels relating to the financing of new acquisitions, the Company's December 1997 $100.0 million debt offering and the draw down of $40.0 million on the Company's revolving credit facility in May of 1998.

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

Operating activities. Net cash provided by operating activities for the six months ended June 30, 1998 was $5.1 million, compared to $6.2 million provided from operating activities during the same period in 1997. Increases in accounts receivable and inventory due to revenue growth were greater than increases in accounts payable and accrued expenses.

Investing activities. Capital expenditures of $2.1 million for the first half of 1998 were $1.9 million greater than the comparable period in 1997.
In addition, the cost of the ADC acquisition in May of 1998 was approximately $5.0 million greater than the cost of the FIR acquisition in June of 1997. The Company expects its capital investment in 1998 to be greater than the 1997 spending level as a result of late 1997 acquisitions and the acquisition of ADC in the second quarter of 1998.

The Company plans to fund future acquisitions through its revolving line-of-credit agreement and excess operating cash flow.

Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest paid on the Junior Seller Notes was $0.5 million in the first half of 1998.

                                 PAGE 12
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

As of August 13, 1998, the Company has approximately $42.0 million of available funds under this Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

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


August 13, 1998