Form 10-Q
period 1998-09-30
MOTORS & GEARS INC
filed 1998-11-13
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-Q

                     _________________________________


              QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1998Commission File Number: 333-19257


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

     The number of shares outstanding of Registrant's Common Stock as of November 13, 1998: 100,000.

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

                       PART I.  FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS (Unaudited)



                                                                 PAGE NO.


Condensed Consolidated Balance Sheets at September 30, 1998,
and December 31, 1997                                               4

Condensed Consolidated Statements of Income for the
three and nine months ended September 30, 1998 and 1997             5

Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 1998 and 1997                            6

Notes to Condensed Consolidated Financial Statements               7-9

                         MOTORS AND GEARS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                September 30,   December 31,
                                                    1998           1997
                                                 (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                         $  6,489      $ 28,880
 Accounts receivable, net                            54,789        40,679
 Inventories                                         42,589        31,665
 Prepaid expenses and other current assets            1,517         1,300
     Total Current Assets                           105,384       102,524

 Property, plant, and equipment, net                 19,491        15,201
 Goodwill, net                                      230,386       195,424
 Deferred financing costs, net                       14,534        15,877
 Deferred income taxes                                3,825         3,825
 Other assets, net                                    2,720         2,293
     Total Assets                                  $376,340      $335,144

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Notes payable                                     $     54      $  2,009
 Accounts payable                                    24,618        17,424
 Accrued interest payable                            11,722         4,232
 Accrued expenses and other                          10,018        12,297
 Due to affiliated company                            2,373         1,488
     Total Current Liabilities                       48,785        37,450

Long-Term debt                                      308,806       283,613
Deferred income taxes                                 4,759         3,880
Other non-current liabilities                         2,798         2,649

Shareholder's Equity:
 Common Stock                                             1             1
 Additional paid-in-capital                          50,005        50,005
 Accumulated other comprehensive income (loss)       (1,888)          (16)
 Accumulated deficit                                (36,926)      (42,438)
     Total Shareholder's Equity                      11,192         7,552
     Total Liabilities and Shareholder's Equity    $376,340      $335,144









See accompanying notes to condensed consolidated financial statements.

                          MOTORS AND GEARS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                    1998         1997      1998         1997

Net Sales                          $ 78,038   $ 39,861    $208,304   $106,379
Cost of Sales, excluding
   depreciation                      50,658     25,573     135,310     68,349
Selling, general and
   administrative expenses            9,943      3,294      26,711      8,226
Depreciation                          1,513      1,063       4,074      3,003
Amortization of goodwill
   and other intangibles              2,220      1,281       6,043      3,256
Management fees and other               890        888       2,323      1,567

     Operating Income                 12,814     7,762      33,843     21,978

Other (income) and expense:
   Interest expense                    8,461     5,809      24,521     15,950
   Interest income                       (66)      (35)       (688)      (354)
     Total other expense               8,395     5,774      23,833     15,596

Income before income taxes             4,419     1,988      10,010      6,382

Provision for income taxes             1,970       866       4,498      2,805

     Net income                     $  2,449  $  1,122    $  5,512   $  3,577

















See accompanying notes to condensed consolidated financial statements.

                       MOTORS AND GEARS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                         Nine Months Ended
                                                           September 30  ,
                                                          1998       1997
Cash flows from operating activities:
 Net income                                             $ 5,512    $ 3,577
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                         11,089      7,046
   Provision for deferred income taxes                      879        803

Changes in operating assets and liabilities net
 of effects from acquisitions:
   Increase in current assets                           (13,127)    (2,527)
   Increase in current liabilities                        9,381      3,401
   Increase in non-current assets & liabilities              24       (274)
   Increase in payables to affiliated company               885      1,064
   Net cash provided by operating activities             14,643     13,090

Cash flows from investing activities:
   Capital expenditures, net                             (3,777)      (739)
   Acquisitions of subsidiaries                         (55,906)   (50,950)
   Cash acquired in acquisition of subsidiaries             360        890
   Net cash used in investing activities                (59,323)   (50,799)


Cash flows from financing activities:
   Proceeds from revolving credit facilities             40,000     50,000
   Repayment of long-term debt                           (2,230)       (17)
   Repayment of revolving credit facilities             (15,000)   (16,000)
   Other                                                     60         70
   Net cash provided by financing activities             22,830     34,053

Effect of exchange rate changes on cash                    (541)    (1,251)

Net decrease in cash and cash equivalents               (22,391)    (4,907)

Cash and cash equivalents at beginning of period         28,880     10,011
Cash and cash equivalents at end of period              $ 6,489    $ 5,104







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

C.     Inventories

Inventories are summarized as follows:

                                           September 30,     December 31,
                                                1998             1997

     Raw materials                            $29,689          $21,639
     Work in process                            8,534            7,375
     Finished goods                             4,366            2,651
                                              $42,589          $31,665

D.     Acquisition of Subsidiaries

On June 12, 1997, the Company purchased all of the common stock of the FIR Group Companies, consisting of CIME S.p.A., SELIN, S.p.A. and FIR S.p.A. (collectively "FIR") for $51,026. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $16,562; property and equipment of $4,918; other long-term assets and liabilities of ($3,442); and resulted in an excess purchase price over net identifiable assets of $32,988. FIR is a manufacturer of electric motors and pumps for niche applications such as pumps for commercial dishwashers, motors for industrial sewing machines and motors for industrial fans and ventilators.

On October 27, 1997, the Company acquired all of the outstanding stock of E.D. and C. Company, Inc. ("ED&C") for $16,000 in cash and a $3,850 Subordinated Junior Seller Note. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $3,514; property

                           MOTORS AND GEARS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)


and equipment of $81; covenants not to compete of $120; and resulted in an excess purchase price over net identifiable assets of $16,135. ED&C is a full-service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulate the speed and movement of conveyor systems used in a variety of automotive plants and other industrial applications.

On December 18, 1997, the Company purchased all of the stock of Motion Control Engineering, Inc. ("Motion Control") for $53,925. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $10,071; property and equipment of $1,428; covenants not to compete of $1,005; other long-term assets and liabilities of ($12); and resulted in an excess purchase price over net identifiable assets of $41,433. The Company also has a contingent purchase price agreement relating to the acquisition of Motion Control. The contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above the historical experience of Motion Control at the time of acquisition. Motion Control manufactures electronic motion control products for elevator markets, primarily the elevator modernization market.

On May 15, 1998, the Company acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $55,500. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $54; and resulted in an excess purchase price over net identifiable assets of $41,351. The Company also has a contingent purchase price agreement of up to $5,600 relating to the acquisition of ADC. The contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above the historical experience of ADC at the time of acquisition. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

Unaudited proforma information with respect to the Company as if the 1997 and 1998 acquisitions had occurred on January 1, 1997 is as follows:

                                   Nine Months Ended
                                      September 30,
                                     1998     1997
                                      (Unaudited)

     Net sales                     $226,073   $196,503
     Income before income taxes      13,000      9,009
     Net income                    $  7,156   $  4,955

                           MOTORS AND GEARS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)


E.     Comprehensive Income

As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company's only comprehensive income relates to foreign currency translation. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Certain amounts in prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Total comprehensive income/(loss) was $2,968 and ($129) for the three months ended September 30, 1998 and 1997, respectively, and $3,640 and $2,326 for the nine months ended September 30, 1998 and 1997, respectively.

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

G.     Foreign Exchange Instruments and Risk Management

The Company entered into foreign currency forward exchange contracts to hedge tr ansactions and firm commitments that are denominated in foreign currencies (principally the Italian Lira) and not to engage in currency speculation. The Company primarily utilizes forward exchange contracts with a duration of one year or less. Gains or losses on hedges of transaction exposures are included in income in the period in which exchange rates change. Gains and losses on contracts which hedge specific foreign currency denominated commitments are deferred and recognized on the same basis as the transactions underlying the commitments.

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

The Company has $1,357 notional amount of foreign currency forward exchange contracts outstanding at September 30, 1998 ($0 at December 31, 1997).

                                   PAGE 10
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


Summary financial information included in the financial statements of the Company is as follows:

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                    1998       1997       1998      1997

Net sales (1)                     $78,038    $39,861    $208,304  $106,379
Gross profit (1)
  (excluding depreciation)         27,380     14,288      72,994    38,030
EBITDA (1)(2)                      16,547     10,106      43,960    28,237
Operating income (1)               12,814      7,762      33,843    21,978
Interest expense                  $ 8,461    $ 5,809    $ 24,521  $ 15,950

Gross margin (excluding
  depreciation) (3)                35.1%      35.8%       35.0%      35.7%
EBITDA margin (3)                  21.2       25.4        21.1       26.5
Operating margin (3)               16.4       19.5        16.2       20.7

(1) With the acquisition of ED&C and Motion Control during 1997, the results of operations for the three and nine months ended September 30, 1998 include operations for both the motors and controls segments. The controls segment accounted for $16,152 and $47,679 of net sales, $6,377 and $18,333 of gross profit (excluding depreciation), $2,680 and $7,940, of EBITDA (earnings before interest, income taxes, depreciation and amortization) and $2,050 and $6,086 of operating income for the three and nine months ended September 30, 1998, respectively. Note that the segment analysis does not include unallocated corporate overhead and management fees in the EBITDA and operating income calculations.

(2) EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability of the Company to service its debt.

(3)  All margins are calculated as a percentage of net sales.

Consolidated Results of Operations

Net sales for the third quarter and first nine months of 1998 increased 96% ($38.2 million) and 96% ($101.9 million), respectively, as compared with the same periods in the prior year. The strong sales growth was primarily driven by the three acquisitions in the latter part of 1997 and the acquisition in the second quarter of 1998. The Company acquired FIR in June of 1997, ED&C in October of 1997, Motion Control in December of 1997 and ADC in May of 1998. These acquisitions accounted for $32.7 million (86%) and $90.7 million (89%) of the sales growth in the third quarter and first nine months of 1998, respectively, while the remaining growth was the result of organic sales growth. Net sales of sub-fractional motors for the third quarter and first nine months increased 23% and 13% over the same periods in the prior year, primarily attributed to continued strength in the vending machine and appliance markets. Excluding the 1997 and 1998 acquisitions, net sales of fractional/integral motors increased 3% and 7% for the three and nine months ended September 30, 1998 over the same periods of 1997, driven by stronger sales in the floor care and elevator markets.

                                 PAGE 11
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Operating income for the third quarter and first nine months of 1998 increased 65% ($5.1 million) and 54% ($11.9 million), respectively. The increase in operating income was primarily the result of the increased sales described above. Gross margins decreased slightly over both periods as compared to 1997 attributed mainly to a decrease in the gross margins earned on fractional/integral motor sales. Increased operating income resulting from the increased sales described above was partially offset by increased corporate expenses. The decrease in operating income margins was primarily the result of the 1997 acquisitions, which operate at slightly lower operating margins than the rest of the Company, and the increase in corporate expenses.

Interest expense increased in the third quarter and first nine months of 1998 over the same periods of 1997, reflecting higher debt levels relating to the financing of new acquisitions through the Company's December 1997 $100.0 million debt offering and the draw down of $40.0 million on the Company's revolving credit facility in May of 1998.


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

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 1998 was $14.6 million, compared to $13.1 million during the same period in 1997. The increase in cash provided by operating activities was the result of improved operating results, partially offset by an increase in working capital requirements.

Investing activities. Capital expenditures of $3.8 million for the first nine months of 1998 were $3.0 million greater than the comparable period in 1997. In addition, the cost of the ADC acquisition in May of 1998 was approximately $5.0 million greater than the cost of the FIR acquisition in June of 1997.
The Company expects its capital investment in 1998 to be greater than the 1997 spending level as a result of late 1997 acquisitions and the acquisition of ADC in the second quarter of 1998. The Company plans to fund future acquisitions through its revolving line-of-credit agreement and excess operating cash flow.

Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest paid on the Junior Seller Notes was $0.5 million in the first nine months of 1998.

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

As of November 13, 1998, the Company has approximately $53.0 million of available funds under the Credit Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line-of-credit agreement. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.


Year 2000 Disclosure

Introduction. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

State of Readiness. Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company is in the process of assessing all systems that could be significantly affected by the Year 2000 issue. Preliminary results of this assessment indicated that some of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems.
The preliminary assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 issue compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

                                     PAGE 13
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



For its information technology exposures, to date the Company has completed a majority of the remediation phase and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. The testing and implementation phases for all significant systems are expected to be completed by September 30, 1999. The four phases of the Company's Year 2000 program in relation to operating equipment is on-going and expected to be completed by December 31, 1999.

Cost. The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $2.5 million and is being funded through operating cash flows and capital leases. To date, the Company has incurred approximately $1.0 million related to all phases of the Year 2000 project. The majority of these costs have been capitalized.

Risks. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could be materially adversely affected. In addition, disruptions in the economy generally resulting from the Year 2000 issue could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans. The Company's contingency plans, in the event it does not complete all phases of the Year 2000 program, are incomplete at this time.


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


November 13, 1998