Form 10-K
period 1998-12-31
MOTORS & GEARS INC
filed 1999-03-31
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                        _____________________

                              FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1998 Commission File Number 333-19257

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

     The number of shares outstanding of Registrant's Common Stock as of March 31, 1999: 100,000.

                       TABLE OF CONTENTS

                                                          PAGE

Part I

Item 1.   Business                                         3
Item 2.   Properties                                       8
Item 3.   Legal Proceedings                                9
Item 4.   Submission of Matters to a Vote of Security      9
          Holders


Part II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                  9
Item 6.   Selected Financial Data                          10
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of               11
          Operations
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risks                               16
Item 8.   Financial Statements and Supplementary Data      17
Item 9.   Changes In and Disagreements with
          Accountants on  Accounting and Financial         42
          Disclosure


Part III

Item 10.  Directors and Executive Officers                 42
Item 11.  Executive Compensation                           45
Item 12.  Security Ownership of Certain Beneficial         46
          Owners and Management
Item 13.  Certain Relationships and Related                47
          Transactions


Part IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports On Form 8-K                          50

          Signatures                                       51

                               PART I

Item 1.   BUSINESS

The Company

   Motors  and  Gears, Inc. (the "Company") was incorporated  in  the
State of Illinois on September 8, 1995. On November 1, 1996, the Company effected a reincorporation merger whereby MK Group, Inc., an Illinois corporation, was merged with and into the Company, with the Company being the surviving entity. The Company is a direct, wholly-owned subsidiary of Motors and Gears Holdings, Inc., a Delaware corporation ("Parent"). The Parent is a majority owned subsidiary of Jordan Industries, Inc. ("JII"), a private holding company which owns and manages a widely diversified group of operating companies. Preferred shares of stock of the Parent owned by JII represent approximately 80% ownership interest of the Parent. All remaining preferred stock and common stock is owned by executive officers and directors of the Company and other employees of JII. The Company was organized by JII to acquire and operate companies in the motors, gears and motion control industry. The Company and its subsidiaries are included in JII's consolidated financial statements, and will continue to be part of the JII consolidated group for financial reporting and tax purposes until the redemption of the Parent's Junior Preferred Stock or until such time as the Company can no longer be consolidated for federal income tax purposes.

   The Company's principal executive offices are located at ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, Illinois 60015, and its telephone number is (847)945-5591.

Business

  The Company is a manufacturer of specialty purpose electric motors, gearmotors, gearboxes, gears, transaxles and electronic motion controls for a wide variety of consumer, commercial and industrial markets. The Company has a diverse base of customers and its products are used in a broad range of applications including vending machines, golf carts, lift trucks, industrial ventilation equipment, automated material handling systems and elevators. The Company competes primarily in the electric motors and electronic motion control systems industries.

Business Segment Information

   The Company operates in two separate business segments; electric motors ("motors") and electronic motion control systems ("controls"). The Company entered the controls business segment through the acquisition of two companies during 1997(see Note 1 to the Company's consolidated financial statements). Accordingly, segment information for controls is not applicable for the years prior to 1997. See Note 13 to the Company's consolidated financial statements.

Products

  The Company has established itself as a reliable niche manufacturer of high-quality, economical, custom electric motors, gearmotors, gears and electronic motion control systems used in a wide variety of applications including vending machines, refrigerator ice dispensers, commercial dishwashers, commercial floor care equipment, golf carts, lift trucks, automated material handling systems and elevators. The Company's products are custom designed to meet specific application requirements. Less than 5% of the Company's products are sold as stock products.

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

   Fractional/Integral Motors. The Company's fractional/integral horsepower products are comprised of AC and DC motors and gearmotors having power ranges from 1/8 to 100 horsepower. Primary end markets for these motors include commercial floor care equipment, commercial dishwashers, commercial sewing machines, industrial ventilation equipment, golf carts, lift trucks and elevators.

  Gears and Gearboxes. Gears and gearboxes are mechanical components used to transmit mechanical energy from one source to another source. They are normally used to change the speed and torque characteristics of a power source such as an electric motor. Gears and gearboxes come in various configurations such as helical gears, bevel gears, worm gears, planetary gearboxes, and right-angle gearboxes. For certain applications, an electric motor and a gear box are combined to create a gearmotor.

   The Company's precision gear and gearbox products are produced in sizes of up to 16 inches in diameter and in various customized configurations such as pump, bevel, worm and helical gears. Primary end markets for these products include original equipment manufacturers ("OEMs") of motors, commercial floor care equipment, aerospace and food processing product equipment.

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

   The Company's motion control systems are used primarily in automated conveyor systems within the automotive industry and the elevator modernization market. The systems typically control several components such as electric motors, hydraulic or pneumatic valves, actuators and switches that are required for the conveyor or elevator systems to function properly.

Acquisitions

   In March 1996 the Company acquired the net assets of Colman, Inc. and Colman Motor Products, Inc. (collectively, "Barber-Colman"). In November 1996, the Company acquired the business and net assets of Imperial Electric Company ("Imperial") and Imperial's subsidiaries, Scott Motor Company ("Scott") and Gear Research, Inc. ("Gear") from JII. In June 1997, the Company purchased all of the common stock of FIR Group Companies ("FIR") consisting of CIME S.p.A., SELIN, S.p.A. and FIR S.p.A. In October 1997, the Company purchased all outstanding stock of E.D. and C. Company, Inc. through its newly formed wholly owned subsidiary, Electrical Design and Control Company ("ED&C"). In December 1997, the Company acquired all of the stock of Motion Control Engineering, Inc. ("Motion Control"). In May 1998, the Company purchased all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations ("ADC"). In December 1998, the Company, through its wholly-owned subsidiary Imperial, acquired all of the stock of Euclid Universal Corporation ("Euclid"). Euclid was subsequently merged into Imperial. See Note 1 to the consolidated financial statements.

Backlog

   The Company's approximate backlog of unfilled orders at the dates specified was as follows:

                                 Backlog
          Year Ended             (Dollars
         December 31,               in
                                thousands)

             1998
            Motors               $57,831
           Controls               19,079
                                 $76,910
             1997
            Motors               $33,936
           Controls               16,843
                                 $50,779

   The Company will ship substantially all of its 1998 year-end backlog during 1999.

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

   National Accounts Managers serve large national OEMs such as General Electric, Whirlpool and Vendo. More than 95% of the Company's sales are to OEM customers. However, the Company has a distribution program with four distributors in its subfractional horsepower product line to increase coverage and generate more revenue growth.

   The Company's motion control systems business is served primarily through internal sales and marketing professionals as well as independent representatives. The Company has added sales talent to this product group in order to expand its presence into additional motion control markets.

   The Company's advertising efforts consist of specific product literature which is printed and provided to customers as applications are developed. In addition, the Company attends various trade shows to market products and to stay abreast of industry trends. It also advertises in trade magazines on a periodic basis.

International Operations

   The  Company currently operates six manufacturing facilities,  one
research  and development facility and one warehouse in Europe.   See
Note 13 to the Company's consolidated financial statements.

Employee and Labor Relations

   As of December 31, 1998, the Company employed approximately 2,100 employees, of which approximately 1,450 were non-union and 650 were represented by unions. The Company has experienced no work stoppages since inception. It considers its relations with its employees to be excellent.

Competition

   The electric motor and electronic motion control systems markets are highly fragmented with a multitude of manufacturing companies servicing numerous markets. Motor manufacturers range from small local producers serving a specific application or end user, to high volume manufacturers offering general-purpose "off the shelf" motors to a wide variety of end users. While there are numerous manufacturers of gears and gearboxes that service a wide variety of industries and applications, the Company competes in certain niche markets.

   The  Company's motion control systems business competes  primarily within the automated conveyor system controls market and sells to conveyor manufacturers that serve the automotive manufacturing industry and the elevator modernization market. These niche markets consist of four to five major competitors.

   The principal competitive factors in the electric motor and electronic motion control systems markets include price, quality and service. Major manufacturers include General Electric, Baldor Electric Company, Emerson Electric Company and Reliance Electric

Company; however, the Company generally competes with smaller, specialized manufacturers. While many of the major motor manufacturers have substantially greater assets and financial resources, the Company believes that its leading position in certain niche markets, its high-quality products and its value-added custom applications are adequate to meet competition.

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

Environmental Regulation

   The Company is subject to a variety of U.S. Federal, state, provincial, local and foreign governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future. The Company does not currently anticipate any material adverse effect on its business, financial condition or results of operations as a result of compliance with U.S. Federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business. For example, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Company could be responsible for the necessary costs responding to any releases of hazardous substances for disposal. In addition, any failure by the Company to obtain and maintain permits that may be required for manufacturing operations could subject the Company to suspension of its operations. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's results of operations and financial condition.

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

   The principal properties of the Company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 1998, are set forth in the table below:

                                             Square    Owned/   Lease
               Location         Use           Feet     Leased   Expiration
            Des Plaines, IL   Design/        38,000    Leased   September
                              Administration                    2000

Sub-        Des Plaines, IL   Manufacturing  45,000    Leased  September
 fractional                                                    2000
 Products   Darlington, WI    Manufacturing  68,000    Leased  September
                                                               2005
            Richland          Manufacturing  45,000    Leased  September
            Center, WI                                         2000

            Des Plaines, IL   Administration/ 112,000  Leased  January
            IL                Manufacturing                    2004

            Akron, OH         Manufacturing   43,000   Owned

            Stow, OH          Administration   7,000   Leased  September
                                                               2000
            Middleport, OH    Manufacturing   85,000   Owned

            Cuyahoga          Manufacturing   63,000   Leased  October
            Falls, OH                                          2003

Fractional/ Alamagordo, NM    Manufacturing   25,800   Leased  October
 Integral                                                      2002
Horsepower
 Products   Casalmaggiore,     Administration/ 100,000  Owned
             Italy             Manufacturing

            Varano, Italy      Manufacturing    30,000   Owned

            Bedonia, Italy     Manufacturing     8,000   Leased  February
                                                                 2005

            Genova, Italy      Research &       33,000   Leased  July 2002
                               Development/
                               Manufacturing

            Reggio Emilia,     Manufacturing    35,000   Leased  August
             Italy                                               2002

            Reggio Emilia,     Manufacturing    30,000   Leased  November
             Italy             Distribution                      2000

            Palo Alto, CA      Product Design &   1,00   Leased  April
                               Development                       1999

            Carrollton, TX     Manufacturing/    29,000  Leased  September
                               Administration                    1999

            Dewitt, NY         Manufacturing     18,500  Leased  July 2000

            Eternoz,           Manufacturing/    10,000  Leased  October
             France            Administration                    2004

            Syracuse, NY       Manufacturing     45,000  Leased  December
                                                                 2004
            Syracuse, NY       Manufacturing/     49,600  Owned
                               Administration

            Putzbrunn,         Warehouse           1,200  Leased  July 1999

            Troy, MI           Manufacturing/     29,000  Leased  January
  Motion                                                          2003
  Control   Rancho             Manufacturing/     40,000  Leased  May 2001
 Systems     Cordova, CA       Adiministration

            Rancho             Administration     45,000  Leased  May 2001
             Cordova, CA

Gears and   Grand Rapids,      Manufacturing/     45,000   Owned
Gearboxes    MI                Administration

            Oakwood            Manufacturing/     25,000   Leased  January
             Village, OH       Administration                      2004

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1998.


                               PART II


Item 5.   MARKET  FOR  THE  REGISTRANT'S COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

   The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At December 31, 1998, all common stock of the Company was held by the Parent.

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

                                Predecessor
                                And Company
                Compan  y       Combined (2)    Company (3)     Predecessor (4)
                                     September 23,   January 1  Year
                                       through       through    Ended
            Year Ended December 31,   December 31, September 22, December 31,
              1998       1997     1996     1995     1995    1995     1994

Statement of Operations
Data:  (1)
  Net  Sales  $275,833 $148,669 $117,571 $ 63,979 $ 24,684 $39,295 $49,340
  Gross profit,
   excluding
   Depreciation 95,380   51,585   41,820   23,437    8,255  15,182  18,022
  Depreciation   4,492    4,311    2,960      516      415     101     324
  Amortization   8,235    4,704    4,118      840      840       -       -
  Operating
   income       42,324   27,684   23,229   16,369    4,753  11,616  12,309
  Interest
   expense      32,994   22,363   11,134    2,412    2,412       -       -
  Income
   taxes (5)    (3,072)   2,429    5,290    1,232      948     284      171
  Net income    13,098    3,355    4,834   12,964    1,360  11,604   11,921

Supplemental Pro Forma and
Other Data:
  Pro forma income
   Taxes (6)  $     -   $    -   $    -  $  4,755   $    - $ 4,755  $ 4,837
  Pro forma
   net income   13,098    3,355    4,834    8,493     1,360  7,133    7,255

Balance Sheet Data (at end
of period):  (1)
   Working
    capital   $ 67,922  $ 65,074 $ 25,632 $ 14,747  $ 14,747 $ 7,697 $11,546
  Total
   assets      388,821   335,144  175,530  145,387   145,387  14,409  18,952
  Long-term obligations
   Including current
   Portion     325,816   283,672  175,067   83,547    83,547      -       -
  Stockholder's equity
   (net capital
    deficiency) 22,613     7,552  (15,787)  45,925    45,925   9,218  14,332

(1) The Company has acquired a diversified group of operating companies over the five-year period, which significantly affects the comparability of the information shown.

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

(3) Reflects the Company's results of operations from September 23, 1995 through December 31, 1995.

(4) Reflects the results of operations of the Predecessor prior to its acquisition by the Company on September 22, 1995.

(5) For the Predecessor, historical net income reflects only certain state income taxes attributable to Merkle-Korff's income for the historical periods presented prior to its acquisition by the Company on September 22, 1995, during which it elected to be a subchapter S corporation and therefore was not subject to U.S. Federal and certain state income taxes. The Company's taxes reflect a reversal of the Company's valuation allowance of $9,714 for certain deferred tax assets in 1998.

(6) Prior to its acquisition by the Company, the Predecessor was an S corporation and therefore was not subject to U.S. Federal and certain state income taxes. The pro forma data presented includes an unaudited pro forma adjustment for income taxes which would have been recorded if the Predecessor had been a C corporation.

Item 7.   MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

   The following discussion and analysis of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this annual report.

Acquisitions

   A substantial portion of the Company's growth during the past three years is the result of acquisitions. Each of the acquisitions have been accounted for under the purchase method of accounting and are included in the Company's consolidated financial statements from their respective dates of acquisition, excluding the Imperial Electric Company acquisition which was accounted for in a manner similar to the pooling-of-interests method. As a result of these acquisitions, the Company's combined results for 1998, 1997 and 1996 are not directly comparable.

Results of Operations

   The following financial information presents the results of operations of the Company for the years ended December 31, 1998, 1997 and 1996. The results of operations of Barber Colman Motors are included in the consolidated results of operations of the Company since its acquisition on March 8, 1996. The results of operations of FIR, ED&C, and Motion Control are included in the consolidated results of operations since their acquisition on June 12, 1997, October 27, 1997 and December 18, 1997, respectively. The results of operations of ADC are included in the consolidated results of operations since its acquisition on May 15, 1998.


                                       Year Ended December 31,
                                    1998 (1)  1997 (1)   1996
                                        (Dollars in thousands)
Net sales                           $275,833  $148,669   $117,571
Gross profit (excluding               95,380    51,585       41,820
depreciation)
EBITDA(2)                             55,051    36,699       30,307
Operating income                      42,324    27,684       23,229
Interest expense                      32,994    22,363       11,134

Gross margin (excluding
depreciation)(3)                        34.6%     34.7%        35.6%
EBITDA margin(3)                        20.0      24.7         25.8
Operating margin(3)                     15.3      18.6         19.8

(1) With the acquisition of ED&C and Motion Control during 1997, the results of operations for 1998 and 1997 include operations for both the motors and controls segments. The controls segment accounted for $61,603 and $3,030 of net sales, $23,403 and $1,201 of gross profit (excluding depreciation), $9,605 and $645 of EBITDA (earnings before interest, income taxes, depreciation and amortization) and $7,124 and $458 of operating income for the year ended December 31, 1998 and 1997, respectively. Note that the segment analysis does not include unallocated corporate overhead and management fees in the EBITDA and operating income calculations.
(2) EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability of the Company to service its debt.
(3)    All margins are calculated as a percentage of net sales.

Year  ended  December 31, 1998 compared to year ended  December  31,
1997

   Net sales increased $127.2 million or 85.5% from $148.7 million in 1997 to $275.8 million in 1998. The increase in sales was largely due to the 1998 acquisition of ADC, accounting for $27.2 million of the increase, and the three 1997 acquisitions, accounting for $85.9 million of the increase. Subfractional motors sales increased 13.0% in 1998. The growth in subfractional motors was primarily attributed to continued strength in the vending and appliance markets. Gears and gearbox sales decreased 8.4% in 1998 as a result of a weaker floor care market after a stronger than expected 1997. Sales of fractional/integral motors in 1998 increased 121.2% mainly as a result of the 1998 acquisition of ADC and the 1997 acquisition of the FIR Group. Sales of fractional/integral motors excluding the ADC acquisition and the FIR acquisition increased 6.6% in 1998, reflecting market share gains in floor care and a stronger elevator market. The two Controls acquisitions in the fourth quarter of 1997 accounted for $58.6 million of the increased sales.

   Operating income increased $14.6 million or 52.9% from $27.7 million in 1997 to $42.3 million in 1998. The primary increase in operating income was due to the increase in sales discussed above. Gross margins remained relatively constant with a 34.6% margin in 1998 versus a 34.7% margin in 1997. Increases in selling, general and administrative expenses, depreciation and amortization were due principally to the three 1997 acquisitions and the 1998 acquisition of ADC. These increases were partially offset by a decrease in depreciation and other expenses.

  Interest expense increased $10.6 million from $22.4 million in 1997 to $33.0 million in 1998, reflecting higher debt levels relating to the financing of new acquisitions and the Company's December 1997 $100.0 million debt offering.

  The income tax benefit for the current year is primarily the result of reducing the Company's valuation allowance by $9.7 million related to deferred tax assets arising from the Company's acquisition of Imperial on November 7, 1996 from an affiliate. The deferred tax assets pertain to additional tax bases in certain assets related to this transaction. The valuation allowance was reversed due to continued profitable domestic operating results and based on management's assessment that it is more likely than not that all of the net deferred tax assets will be realized through future taxable earnings, or implementation of tax planning strategies.

Year Ended December 31, 1997 compared to year ended December 31, 1996

   Net sales increased $31.1 million or 26.5% from $117.6 million in 1996 to $148.7 million in 1997. The increase in sales was largely due to the three 1997 acquisitions, accounting for $17.8 million of the increase. Subfractional motors sales increased 18.2% in 1997. The growth in subfractional motors was primarily attributable to the inclusion of Barber-Colman in the 1996 period only from March 8,
1996, as well as continued strength in the vending and appliance markets. Gears and gearbox sales increased 24% in 1997 as a result of strong sales of planetary gears in the floor care market. Sales of fractional/integral motors in 1997 increased 36.5% reflecting the acquisition of the FIR Group in June of 1997. Sales of fractional/integral motors excluding the FIR acquisition decreased 6.6% in 1997, reflecting the unusually strong sales in the first half of 1996, principally due to a substantial reduction in the backlog of orders accumulated in the fourth quarter of 1995. The two Controls acquisitions in the fourth quarter of 1997 accounted for $3.0 million of the increased sales.

  Operating income increased $4.5 million or 19.2% from $23.2 million in 1996 to $27.7 million in 1997. The primary increase in operating income was due to the increase in sales discussed above. Gross margins decreased slightly from 35.6% to 34.7% due the acquisition of FIR, which operates at slightly lower gross margins than the rest of the Company. Increases in selling, general, and administrative expenses, depreciation and amortization were due principally to the Barber-Colman acquisition and the three 1997 acquisitions. These increases were partially offset by reduced management fees and other expenses related to Imperial. The two controls acquisitions in the fourth quarter of 1997 accounted for $0.5 million of the increased operating income.

  Interest expense increased $11.3 million from $11.1 million in 1996 to $22.4 million in 1997, reflecting higher debt levels relating to the financing of new acquisitions and the Company's December 1997 $100.0 million debt offering.

Liquidity and Capital Resources

   In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its revolving credit facility.

   Operating activities. Net cash provided by operating activities for the year ended December 31, 1998 was $11.7 million, compared to $19.2 million provided from operating activities during the same period in 1997. 1998 working capital requirements exceeded 1997 working capital requirements due to growth of the business.

  Investing activities. Capital expenditures of $5.0 million for the year ended December 31, 1998 were $3.5 million greater than the comparable period in 1997. The majority of the expenditures were related to machinery and equipment and tooling in the motors segment. The Company anticipated its capital investment in 1998 to be greater than the 1997 spending level as a result of its late 1997 acquisitions.

   The Company made two acquisitions in 1998 for approximately $58.5 million, offset by $0.4 million of cash acquired through these acquisitions. The Company plans to fund future acquisitions through its revolving line-of-credit agreement and excess operating cash flow.

      During 1998, the Company invested $7.3 million in the Preferred Stock of JZ International, Ltd. The Chief Executive Officer and certain shareholders of JZ International, Ltd. are the Company's directors and shareholders. The Company plans to make an additional investment of approximately $5.0 million in JZ International's Preferred Stock which the Company plans to fund from operating cash flow.

   Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, is approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest on the Junior Seller Notes will be approximately $0.8 million in 1999.

   The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million over a term of five years to fund acquisitions and provide working capital and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by M&G Industries' subsidiaries, and secured by pledges of the stock of M&G Industries' subsidiaries and liens in respect of certain assets of M&G Industries and its subsidiaries. As of March 31, 1999, the Company has approximately $38.7 million of available funds under this Credit Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

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

   The  Company's  plan to resolve the Year 2000 issue  involves  the following four phases: assessment, remediation, testing and implementation. The Company has assembled an internal project team that is in the process of assessing all systems that could be significantly affected by the Year 2000 issue. Preliminary results of this assessment indicated that some of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. The preliminary assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 issue compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. The internal project team is contacting each of the Company's significant customers and suppliers and requesting that they apprise the Company of the status of their Year 2000 compliance programs. The Company has targeted the beginning of the second quarter of 1999 as the date for receiving substantially all customer and supplier responses, although minimal responses have been received to date. There can be no assurance as to when this process will be completed.

   For its information technology exposures, to date the Company has completed a majority of the remediation phase and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. The testing and implementation phases for all significant systems are expected to be completed by September 30, 1999. The four phases of the Company's Year 2000 program in relation to operating equipment is on-going and expected to be completed before December 31, 1999.

   Cost.   The  Company  will  utilize  both  internal  and  external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $3.1 million and is being funded through operating cash flows and capital leases. To date, the company has incurred approximately $2.0 million related to all phases of the Year 2000 project. The majority of these costs have been capitalized as they relate to new software and equipment.

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

   Contingency Plans. The Company is in the process of developing a contingency plan in the event it does not complete all phases of the Year 2000 program. The Company expects to have the contingency plan completed by the end of 1999.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 1998 the Company does have variable rate debt outstanding of $41.0 million. A one  percentage point increase in interest rates would  increase  the
amount  of  annual  interest  paid by  approximately  $0.4 million.   The
Company does not believe that its market risk financial instruments on December 31, 1998 would have a material effect on future operations or cash flow.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                     PAGE
                                                      NO.

Reports of Independent Auditors                       18

Consolidated  Balance Sheets as  of  December  31,
1998 and 1997                                         21


Consolidated  Statements of Income for  the  years
ended December 31, 1998, 1997 and 1996                22

Consolidated    Statements    of    Changes     in
Shareholder's Equity (Net Capital Deficiency)  for    23
the years ended December 31, 1998, 1997 and 1996

Consolidated  Statements of  Cash  Flows  for  the
years ended December 31, 1998, 1997 and 1996          24

Notes to Consolidated Financial Statements            25

                    REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Motors and Gears, Inc.


We have audited the accompanying consolidated balance sheets of Motors and Gears, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 34% and 37% as of December 31, 1998 and 1997, respectively, and net sales constituting 34% and 11% for the years ended December 31, 1998 and 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motors and Gears, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              ERNST & YOUNG LLP


Chicago, Illinois
March 31, 1999

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Motion Control Engineering, Inc.:



We have audited the balance sheets of MOTION CONTROL ENGINEERING, INC. (a California corporation and a wholly-owned subsidiary of Motors & Gears, Inc.) as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for the year ended December 31, 1998 and for the 13 days ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motion Control Engineering, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 and for the 13 days ended December 31, 1997 in conformity with generally accepted accounting principles.


                              ARTHUR ANDERSEN LLP



Sacramento, California
  February 9, 1999

                    INDEPENDENT AUDITOR'S REPORT


The Board of Directors
FIR Group


          We have audited the consolidated balance sheets of Fir Group (the "Company") composed of FIR Elettromeccanica S.p.A., CIME S.p.A., Selin Sistemi S.p.A. and TEA S.r.l. as of October 31, 1998 and 1997, and the related consolidated statements of income, retained earnings, and cash flows for the year and for the five months then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1998 and 1997, and the results of its operations and its cash flows for the year and for the five months then ended, in conformity with generally accepted accounting principles.


                              COOPERS & LYBRAND S.p.A.


Bologna, 5 February 1999

                       MOTORS AND GEARS, INC.
                     CONSOLIDATED BALANCE SHEETS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                      December 31,
                                                    1998       1997
ASSETS
Current assets:
  Cash and cash equivalents                      $   7,016    $  28,880
  Accounts receivable, net of allowance of $734
    and $529
    at December 31, 1998 and 1997, respectively     51,969       40,679
  Inventories                                       43,318       31,665
  Prepaid expenses and other current assets          3,058        1,300
     Total current assets                          105,361      102,524

Property, plant and equipment-Net                   22,268       15,201
Goodwill-Net                                       232,058      195,424
Deferred financing costs-Net                        14,182       15,877
Deferred income taxes                                4,868        3,825
Investment in affiliate                              7,285           -
Other non-current assets                             2,799        2,293
     Total assets                                 $388,821     $335,144

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Notes payable                                  $      -      $  2,009
  Accounts payable                                  23,832       17,424
  Accrued interest payable                           4,756        4,232
  Accrued expenses and other current liabilities     7,274        9,688
  Due to affiliated company                          1,216        1,488
  Accrued consent fee to bondholders                    -         2,550
  Current portion of long term debt                    361           59
     Total current liabilities                      37,439       37,450

Long term debt                                     325,455      283,613
Deferred income taxes                                   -         3,880
Other non-current liabilities                        3,314        2,649

Shareholder's equity:
  Common stock, $.01 par value, 100,000 shares
    authorized, issued and outstanding                   1            1
  Additional paid-in capital                        50,005       50,005
  Accumulated other comprehensive income             1,947          (16)
  Accumulated deficit                              (29,340)     (42,438)
     Total shareholder's equity                     22,613        7,552
     Total liabilities and shareholder's equity   $388,821     $335,144



    See accompanying notes to consolidated financial statements.

                       MOTORS AND GEARS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                 Year Ended December 31,
                                              1998        1997        1996

Net sales                                  $275,833     $148,669   $117,571
Cost of sales, excluding depreciation       180,453       97,084     75,751
Selling, general, and administrative
 expenses, excluding depreciation            37,559       13,370      8,796
Depreciation                                  4,492        4,311      2,960
Amortization   of   goodwill   and    other
intangibles                                   8,235        4,704      4,118
Management fees to affiliated company         2,770        1,516      2,717
Operating income                             42,324       27,684     23,229

Other (income) expense:
  Interest expense:
     Affiliated company                           -            -        732
     Other                                   32,994       22,363     10,402
  Interest income                              (463)        (148)      (806)
  Miscellaneous, net                            110            -        (67)
Income before income taxes and
 extraordinary item                          10,026        5,784     12,310
Provision/(benefit) for income taxes         (3,072)       2,429      5,290
Income before extraordinary item             13,098        3,355      7,020
Extraordinary  loss, net of income tax
 benefit of $1,620                                -            -      2,186

Net income                                 $ 13,098     $  3,355   $  4,834























    See accompanying notes to consolidated financial statements.



                              MOTORS AND GEARS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (NET CAPITAL
                                   DEFICIENCY)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)




                                                                                       Total
                              Common Stock              Accumulated      Retained  Shareholder's
                              Number        Additional     Other         Earnings     Equity
                                of            Paid-in  Comprehensive  (Accumulated   Net Capital
                              Shares  Amount  Capital     Income          Deficit     Deficency
Balance at December 31, 1995  100,000  $   1  $30,005   $    -     $ 15,919   $ 45,925
 Acquisition of Imperial            -      -        -        -      (66,546)   (66,546)
 Net income                         -      -        -        -        4,834      4,834
 Comprehensive Income               -      -        -        -           -       4,834

Balance at December 31, 1996  100,000      1   30,005        -      (45,793)   (15,787)
 Capital  contribution  from
 Parent                             -      -   20,000        -           -      20,000
 Foreign currency translation
  adjustment                        -      -        -      (16)          -         (16)
 Net Income                         -      -        -        -        3,355      3,355
 Comprehensive Income               -      -        -        -        3,339         -

Balance at December 31, 1997  100,000      1   50,005      (16)     (42,438)     7,552
 Foreign currency translation
 adjustment                         -      -        -    1,963           -       1,963
 Net Income                         -      -        -        -       13,098     13,098
 Comprehensive Income               -      -        -        -           -      15,061

Balance at December 31,1998   100,000  $   1  $50,005  $ 1,947     $(29,340)   $22,613




          See accompanying notes to consolidated financial statements.

                       MOTORS AND GEARS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                              Year Ended December 31,
                                              1998      1997      1996
Cash flows from operating activities:
 Net income                                  $13,098  $  3,355  $  4,834
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization              14,018    10,070     7,877
   Provision/(benefit) for deferred
    income taxes                              (5,917)      772       701
   Extraordinary Loss                              -         -     3,806

Changes in operating assets and liabilities (net
 of effects from acquisitions):
   Accounts receivable                        (6,897)   (3,645)    3,190
   Inventories                                (3,017)    1,323       128
   Prepaid expenses and other                 (1,482)    2,205       187
   Accounts payable                            3,648       593    (3,500)
   Accrued expenses and other                 (2,603)    4,813     4,359
   Non-current assets & liabilities            1,081       (29)      (12)
   Payables to affiliated company               (272)     (218)   (3,433)
   Net cash provided by operating activities  11,657    19,239    18,137

Cash flows from investing activities:
   Capital expenditures, net                  (4,964)   (1,497)   (1,304)
   Acquisitions of subsidiaries              (58,486) (121,053)  (90,692)
   Cash acquired in acquisition of
    subsidiaries                                 412     4,462         -
   Investment in affiliate                    (7,285)        -         -
   Net cash used in investing activities     (70,323) (118,088)  (91,996)


Cash flows from financing activities:
   Proceeds from revolving credit facility    59,000    72,500     1,700
   Repayment of long-term debt                (2,307)      (33)  (90,230)
   Repayment of borrowings under revolving
    credit facility                          (18,000)  (72,500)   (2,200)
   Proceeds from debt issuances - Senior Notes     -   104,500   190,000
   Payment of financing costs                      -    (6,749)  (10,354)
   Payment on note payable to affiliated company   -         -    (7,827)
   Proceeds from capital contribution from parent  -    20,000         -
   Payment of consent fee to bondholders      (2,550)        -         -
   Net cash provided by financing
    activities                                36,143   117,718    81,089
Effect of exchange rate changes on cash          659         -         -
Net increase/(decrease) in cash and cash
  equivalents                                (21,864)   18,869     7,230

Cash and cash equivalents at beginning
  of period                                   28,880    10,011     2,781
Cash and cash equivalents at end of
  period                                   $   7,016  $ 28,880  $ 10,011

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest:
   Affiliated company                      $      -   $      -  $  1,066
   Other                                     31,286     20,981     7,117
   Income taxes                               5,257        515       781
Non cash investing activities:
   Capital leases                             1,325        107        77


    See accompanying notes to consolidated financial statements.

                       MOTORS AND GEARS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)


1. Formation of the Company and Acquisitions

   Motors and Gears, Inc. (Company), a wholly-owned subsidiary of Motors and Gears Holdings, Inc. (Parent), a majority-owned subsidiary of Jordan Industries, Inc. (JII), was formed to combine a group of companies engaged in the manufacture and sale of reversible, permanent split-capacitor, shaded-pole, and DC subfractional horsepower motors and gear motors primarily to customers located throughout the United States. The Company has also entered into the electronic motion control industry.

   On March 8, 1996, the Company acquired the net assets of Barber-Colman Motors Division (Division), a division of Barber-Colman
Company,   which  was  wholly-owned  by  Siebe,  plc.  The  Division
consisted of Colman OEM and Colman Motor Products, wholly-owned subsidiaries of Barber-Colman Company, and the motors division of Barber-Colman Company. The Division is a vertically integrated manufacturer of subfractional horsepower AC and DC motors and gear motors, with applications in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristaltic pumps, HVAC actuators, and other products. The Division was subsequently merged into Merkle-Korff.

   On November 7, 1996, the Company acquired Imperial Electric Company (Imperial), a wholly-owned subsidiary of JII, and Imperial's wholly-owned subsidiaries, Scott Motors Company (Scott) and Gear Research, Inc. (Gear) (Imperial, Scott and Gear are hereafter collectively referred to as Imperial), for $75,000 of cash payments from the offering proceeds, which included the repayment of $6,008 in Imperial liabilities owed to JII, and a contingent payment payable pursuant to a contingent earnout arrangement. Under the terms of the contingent earnout arrangement, 50% of Imperial, Scott and Gear's cumulative earnings before interest, taxes, depreciation and amortization, as defined, exceeding $50,000 during the five fiscal years ended December 31, 1996 through December 31, 2000 will be paid to an affiliate of JII. Payments, if any, under the contingent earnout arrangement will be determined and made on April 30, 2001. Imperial designs, manufactures, and distributes specialty electric motors, generators, and gears for industrial and commercial use. Scott manufactures specialty electric motors and was merged with Imperial effective December 31, 1997. Gear manufactures gears and precision gear assemblies. Imperial, Scott and Gear's customers are located mainly in the United States. The consolidated financial statements give retroactive effect to the acquisition of Imperial, which has been accounted for in a manner similar to the pooling-of-interests method. As a result of the Imperial acquisition, the Company recorded a $66,546 charge to retained earnings in 1996. This amount represents the $75,000 of cash payments to JII, less $6,008 in Imperial liabilities owed to JII and $2,446 of deferred income taxes recorded in connection with the acquisition.

  On June 12, 1997, the Company purchased all of the common stock of the FIR Group Companies, consisting of CIME S.p.A., SELIN, S.p.A.
and FIR S.p.A. (collectively "FIR") for $51,082. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $16,562; property and equipment of $4,918; other long-term assets and liabilities of ($3,442); and resulted in an excess purchase price over net identifiable assets of $33,044. FIR is a manufacturer of electric motors and pumps for niche applications such as pumps for commercial dishwashers, motors for industrial sewing machines and motors for industrial fans and ventilators. FIR's operations are located in Italy and its customers are located mainly in Europe.

   On October 27, 1997, the Company acquired all of the outstanding stock of Electrical Design and Control Company, Inc. ("ED&C") for $15,931 in cash and a $3,850 Subordinated Junior Seller Note. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $3,514; property and equipment of $81; covenants not to compete of $120; and resulted in an excess purchase price over net identifiable assets of $16,066. ED&C is a full-service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulate the speed and movement of conveyor systems used in a variety of automotive plants and other industrial applications. ED&C's customers are located mainly in the United States.

   On December 18, 1997, the Company purchased all of the stock of Motion Control Engineering, Inc. ("Motion Control") for $53,942. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $10,071; property and equipment of $1,428; covenants not to compete of $1,005; other long-term assets and liabilities of ($12); and resulted in an excess purchase price over net identifiable assets of $41,450. The Company also has a contingent purchase price agreement relating to the acquisition of Motion Control. The contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above the historical experience of Motion Control at the time of acquisition. Motion Control manufactures electronic motion control products for elevator markets, primarily the elevator modernization market. Motion Control's customers are located mainly in the United States.

  On May 15, 1998, the Company acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $55,500. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property and equipment of $4,088;
covenants not to compete of $662; other long-term assets and liabilities of $(51); and resulted in an excess purchase price over net identifiable assets of $41,456. The Company also has a contingent purchase price agreement of up to approximately $5,600 relating to the acquisition of ADC. The contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above the historical experience of ADC at the time of acquisition. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

   On December 31, 1998, the Company, through its wholly-owned subsidiary Imperial, acquired all of the outstanding stock of Euclid Universal Corporation ("Euclid") for $2,100. The purchase price, including costs incurred directly related to the transaction, was preliminarily allocated to working capital of $772; property and equipment of $953; other long-term assets and liabilities of ($498); and resulted in an excess purchase price over net identifiable assets of $873. Euclid designs and manufactures speed reducers, customer gearing, right angle gearboxes and transaxles for use in a wide array of industries including material handling, healthcare and floor care. Euclid has strong technical expertise in the areas of worm, spur and helical gearing.

   Acquisitions of the Company have been financed primarily through the use of the revolving line of credit and the issuance of Senior Debt. These acquisitions have been accounted for using the purchase method of accounting (except for Imperial which has been accounted for in a manner similar to a pooling-of-interests). Accordingly, the operating results of each of these acquisitions have been included in the consolidated operating results of the Company since the date of their acquisition.

  Unaudited annual pro forma information with respect to the Company as if the 1998 and 1997 acquisitions had occurred on January 1, 1997, is as follows:

                                    Unaudited
                               Year Ended December 31,
                                 1998         1997
     Net Sales                 $296,234     $262,991
     Income before income
      taxes                      11,954        7,963
     Net Income                $  6,574     $  4,383


2. Summary of Significant Accounting Policies

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Motors and Gears Industries, Inc., Merkle-Korff, Imperial, FIR, ED&C, Motion Control and ADC. All significant intercompany transactions and accounts have been eliminated. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure timely consolidated financial statements.

Reclassifications

  Certain reclassifications have been made to prior years' financial statements in order for them to conform to the current year presentation.

Cash and Cash Equivalents

   Cash equivalents consist of highly liquid investments with an initial maturity of three months or less at the time of purchase.

Inventories

  Inventories are stated at the lower of cost or market. Inventories valued at either average or first-in, first-out (FIFO) cost, accounted for approximately 74% and 71% of the Company's inventories at December 31, 1998 and 1997, respectively. All other inventories are valued using the last-in, first-out (LIFO) cost, which approximated current cost at December 31, 1998.

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

   The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

              Buildings                 5 to 33 years
              Machinery and equipment   3 to 10 years
              Dies and tooling           3 to 5 years
              Furniture and fixtures    5 to 10 years
              Vehicles                   3 to 5 years

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

Intangible Assets

  Goodwill is being amortized using the straight-line method over 30 years at Merkle-Korff, FIR, ED&C, Motion Control and ADC and up to 40 years at Imperial. Goodwill at December 31, 1998 and 1997 is net of accumulated amortization of $20,900 and $13,274, respectively. The covenants not to compete are being amortized using the straight-line method over the respective terms of the agreements. The covenants not to compete at December 31, 1998 and 1997 are net of accumulated amortization of $1,174 and $601, respectively. Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Deferred financing costs at December 31, 1998 and 1997 are net of accumulated amortization of $3,016 and $1,226, respectively. Amortization of deferred financing costs is included in interest expense.

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

Adoption of Accounting Principles

   As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company's only comprehensive income relates to foreign currency translation. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Certain amounts in prior year financial statements have been reclassified to conform to the requirements of Statement 130.

   As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 130 is solely a reporting requirement and therefore did not have an effect on the Company's financial position or results of operations.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which is required to be adopted in fiscal years beginning after June 15, 1999. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Management believes the adoption of this statement will not have a material effect on the Company.

Financial Instruments

   The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Subordinated Notes, and the revolving credit facility. The fair values of the Company's financial instruments, except for the Senior Notes (Note 7), are not materially different from their carrying values at December 31, 1998.

Concentration of Credit Risk

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

3. Inventories

  Inventories consist of the following:

                                                   December 31,
                                               1998           1997
     Raw materials                           $27,101        $21,639
     Work in process                          10,626          7,375
     Finished goods                            5,591          2,651
                                             $43,318        $31,665

4. Property, Plant, and Equipment

  Property, plant, and equipment consists of the following:

                                                    December 31,
                                                 1998      1997
         Land, buildings and improvements     $ 8,069    $ 6,380
         Machinery and equipment               25,716     17,745
         Furniture and fixtures                 3,127      1,089
         Other (vehicles, dies and tooling)     7,965      6,731
                                               44,877     31,945

         Less: Accumulated depreciation
           and amortization                   (22,609)   (16,744)

                                               $22,268   $15,201

5. Short Term Notes Payable

   FIR has a number of unsecured short-term borrowing facilities available from approximately 17 banks in the form of overdraft coverage. The total amount available under the overdraft facilities is approximately $14,000 at interest rates ranging from 4.5% to 6.5% at December 31, 1998. Total outstanding borrowings under these arrangements were $0 and $2,009 at December 31, 1998 and 1997, respectively.

6. Income Taxes

  Pretax income was taxed in the following jurisdictions:


                                         Year Ended December 31,
                                       1998       1997      1996
      Domestic                        $ 4,738    $4,679    $12,310
      Foreign                           5,288     1,105          -

                                      $10,026    $5,784    $12,310

    The  provision/(benefit)  for  income  taxes  consists  of   the
following:


                                         Year Ended December 31,
                                       1998      1997      1996
          Current:
            Federal                   $  (954)  $  898    $1,594
            State                         (40)     217       572
            Foreign                     3,839      542         -

            Total current               2,845    1,657     2,166

          Deferred:
            Federal                    (5,223)     684     1,228
            State                        (667)     151       276
            Foreign                       (27)     (63)        -

            Total deferred             (5,917)     772     1,504

          Provision/(benefit) for
           income taxes               $(3,072)  $2,429    $3,670

   The provision/(benefit) for income taxes differs from the amount of income tax provision computed by applying the U.S. federal income tax rate to income before income taxes. A reconciliation of the differences is as follows:


                                             Year Ended December 31,
                                              1998      1997      1996
      Computed statutory tax provision      $  3,409   $1,967    $2,891
        Increase resulting from:
           State and local taxes, net of
            federal benefit                      463      243       560
           Higher effective foreign tax
            rate                               2,014      103         -
           Change in valuation allowance      (9,714)       -         -
        Previously unrecorded deferred
                 Taxes                           448        -         -
        Nondeductible amortization               674      181       145
        Other                                   (366)     (65)       74

      Provision/(benefit) for income taxes   $(3,072)  $2,429    $3,670

    Deferred tax liabilities and assets are comprised of the following:

                                             December 31,
                                           1998        1997
          Deferred tax liabilities:
             Goodwill                     $5,075      $2,686
             Property, plant and
              equipment                      232         900
             Other                            66         294

          Total deferred tax liabilities   5,373       3,880

          Deferred tax assets:
             Property, plant and
              equipment                    4,173       5,505
             Intangibles other than
              goodwill                     5,785       6,928
             Vacation accrual                364         141
             Franchise tax                   269         128
             Employee benefits               363         196
             Uniform capitalization          133         243
             Allowance for doubtful
              accounts                        89         121
             Inventory obsolescence
              reserve                         84          18
             Warranty reserve                117           -
             Other                           120         259
             Valuation allowance               -      (9,714)

          Total deferred tax assets       11,497       3,825
          Net deferred tax assets/
           (liabilities)                 $ 6,124     $   (55)

   During 1998, the Company recorded $262 of net deferred tax assets in connection with acquisitions.

   The increase in deferred tax assets is primarily the result of reducing the Company's valuation allowance related to deferred tax assets arising from the Company's acquisition of Imperial on November 7, 1996 from an affiliate. The deferred tax assets pertain to additional tax bases in certain assets related to this transaction. The valuation allowance was reversed due to continued profitable domestic operating results and based on management's assessment that it is more likely than not that all of the net deferred tax assets will be realized through future taxable earnings, or implementation of tax planning strategies.

7. Long Term Debt

  Long-term debt consists of the following:
                                                 December 31
                                               1998        1997
   Series B Senior Notes (A)                $       -   $170,000
   Series C Senior Notes, including
     $4,500 of Unamortized premium (A)              -    104,500
   Series D Senior Notes, including
     $4,000 of Unamoritzed premium (A)        274,000          -
   Subordinated Notes Payable (B)               8,850      9,000
   Revolving Credit Facility (A)               41,000          -
   Capital leases (C)                           1,966        172
                                              325,816    283,672
   Current Portion                               (361)       (59)
                                             $325,455   $283,613

   (A)On November 7, 1996, the Company issued $170,000 aggregate principal amount of 10 3/4% Series A Senior Notes ("A Notes"). In April 1997, the Company completed an exchange offer under which $170,000 of 10 _ Series B Senior Notes ("B Notes") were exchanged for the $170,000 of Series A Notes. The terms of the A Notes were substantially identical to the terms of the B Notes.

           Interest on the B Notes is payable in arrears on May 15 and November 15 of each year and commenced May 15, 1997. The B Notes are unsecured obligations of the Company and mature on November 15, 2006.

     Concurrent with the consummation of the above offering, the Company used a portion of the net proceeds to repay all of its outstanding indebtedness under the existing Credit Agreement, canceled the existing Credit Agreement, and entered into a new Credit Agreement (New Credit Agreement) with a bank. Accordingly, the unamortized balance of deferred financing costs related to the previous credit agreement of $3,806 was written-off as an extraordinary charge. The New Credit Agreement is in the form of a revolving credit facility and provides for borrowings of up to $75,000 over a five year term. Borrowings bear interest at a floating rate of LIBOR plus 2.5% (8.125% at December 31, 1998) or base rate plus 1.5% (9.0% at December 31, 1998), subject to reduction based on the Company's leverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 1/2 of 1% per annum subject to reduction based on the Company's leverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. Borrowings outstanding under the revolving credit facility at December 31, 1998 and 1997 were $41,000 and $0, respectively.

     The New Credit Agreement contains covenants which, among other things, provide for a minimum level of interest coverage, as defined, and limit the Company's ability to incur additional indebtedness, create liens, make restricted payments, engage in affiliate transactions or mergers and consolidations, and make asset sales.

     On December 10, 1997, the Company issued $100,000 aggregate principal amount of 10 3/4% Series C Senior Notes ("C Notes"). Interest on the C Notes is payable in arrears on May 15 and November 15 of each year, and commenced May 15, 1998. The C Notes were issued at a premium of 4.5% which is being amortized over the remaining term of the C Notes. Concurrent with the issuance of the C Notes, the Company's Parent made a capital contribution of $20,000 to the Company.

     In conjunction with the consummation of the C Notes offering, the Company used the net proceeds to repay existing indebtedness under the New Credit Agreement, acquire Motion Control, provide additional working capital and pay fees and expenses incurred in connection with the offering.

     On January 9, 1998, the Company completed an exchange offer under which $270,000 of 10 3/4% Series D Senior Notes ("D Notes") were exchanged for the $170,000 of B Notes and the $100,000 of C Notes. The terms of the D Notes are substantially identical to the terms of the B and C Notes.

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

     The fair value of the Senior Notes was $275,400 at December 31,
     1998.   The fair value was calculated by multiplying  the  face
     amount by the market price at December 31, 1998.

  (B)The Subordinated Notes Payable consist of a $5,000 note payable to the former shareholder of Merkle-Korff and a $3,850 note payable to the former shareholders of ED&C. The note payable to the former shareholder of Merkle-Korff is due in installments beginning December 31, 2000 through December 31, 2003 and bears interest at 9% per annum. The note payable to the former ED&C shareholders is due December 31, 2002 and bears interest at 9% per annum. These notes are unsecured obligations of the Company.

  (C)Interest rates on capital leases range from 3.9% to 15.6% and mature in installments through 2004.

     The future minimum lease payments as of December 31, 1998 under capital leases consist of the following:

               1999                    $  408
               2000                       529
               2001                       479
               2002                       385
               2003                       355
               Thereafter                 229
                 Total                  2,385

               Less amount representing
                 Interest                (419)
               Present value of future
                 Minimum lease
                  payments             $1,966

    The   present  value  of  the  future  minimum  lease  payments
    approximates the book value of property, plant and equipment under capital leases at December 31, 1998.

  Aggregate maturities of long-term debt at December 31, 1998 are as follows:


                1999                      $     361
                2000                          1,405
                2001                          1,605
                2002                          5,422
                2003                         42,818
                Thereafter                 $270,205

8. Leases

   The Company leases certain land, buildings, and equipment under noncancellable operating lease agreements expiring in various years through 2007. Minimum future lease payments, by year, under noncancellable operating leases including those with related parties (Note 11), are as follows at December 31, 1998:

                 1999                       $ 3,042
                 2000                         2,591
                 2001                         1,766
                 2002                         1,783
                 2003                         1,220
                 Thereafter                   2,406

   Total rent expense was $3,777, $1,951 and $1,680 for the years ended December 31, 1998, 1997 and 1996, respectively.

9. Capital Stock

       On   December  10,  1997,  the  Company  received  a  capital
contribution of $20,000 from its Parent in connection with the issuance of $100,000 of Series C Notes, as described in Note 7.

10. Benefit Plans

    Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,353, $671 and $449 for the years ended December 31, 1998, 1997 and 1996, respectively.

   FIR provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the employ of the Company and approximated $3,069 and $2,712 at December 31, 1998 and 1997, respectively.

11.  Related Party Transactions

  Services Agreements. Until July 24, 1997, the Parent and its subsidiaries (including the Company) had been charged an annual management and advisory fee by JII equal to 1.0% of its net sales payable quarterly. Management and advisory fees charged to the
Company were approximately $800 and $2,700 for the period from January 1, 1997 to July 24, 1997 and the year ended December 31, 1996, respectively. The Company was also obligated to pay to The Jordan Company (i) an investment banking and sponsorship fee of up to 2.0% of the purchase price of certain acquisitions or sales involving the Company or any of its subsidiaries, (ii) a financial consulting fee of up to 1.0% of any debt, equity or other financing arranged by the Company with the assistance of The Jordan Company and (iii) reimbursement for out-of-pocket costs; provided, that such fees may be paid, in whole or in part, to JII, upon the mutual agreement of the board of directors of JII and The Jordan Company. These arrangements were terminated as of July 25, 1997 and replaced with five new types of agreements and arrangements which are described below.

   First, the Company and each of its subsidiaries entered into a new advisory agreement (the "New Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries are charged by JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $1,092 and $2,379 in 1998 and 1997, respectively); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates (which were $400 and $1,045 in 1998 and 1997, respectively); and (iii) reimbursement for The Jordan Company's or JII's out-of-pocket costs in connection with providing such services (which were $100 and $0 in 1998 and 1997, respectively). The New Subsidiary Advisory Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

   Second, the Company and each of its subsidiaries entered into a management consulting agreement (the "New Subsidiary Consulting Agreement"), pursuant to which they are charged by JII annual consulting fees of 1.0% of the Company's net sales for such services, payable quarterly, and are required to reimburse JII for its out-of-pocket costs related to its services. The New Subsidiary Consulting Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the New Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $2,770 and $700 for the year ended December 31, 1998 and for the period from July 25, 1997 to December 31, 1997, respectively.

   Third, the Company and each of its subsidiaries entered into a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company is charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries. In accordance with this agreement, such charges were $1,214 and $341 for the year ended December 31, 1998 and for the period from July 25, 1997 to December 31, 1997, respectively. The JI Properties Services Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

   Fourth, JII refined the allocation of its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, in order to more closely match these overhead charges with the revenues and usage of corporate overhead by JII and its subsidiaries. Under this agreement, the Company's allocable portion of corporate expenses was $2,136 and $690 for the year ended December 31, 1998 and for the period from July 25, 1997 to December 31, 1997, respectively.

   Fifth, the Company and JII entered into the transition agreement (the "Transition Agreement") pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the transition of the Company as a stand-alone company. The Company reimburses JII for services provided pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement expires on December 31, 1999, but is automatically renewed for successive one year periods (unless either party provides prior written notice of non-renewal) and may be terminated by the Company on 90 days' written notice.

   Tax Sharing Agreement. The Company and each of its subsidiaries are party to a Tax Sharing Agreement (the "Tax Sharing Agreement") among JII and each of its consolidated subsidiaries for federal income tax purposes. Pursuant to the Tax Sharing Agreement, each of the consolidated subsidiaries of JII pays to JII, on an annual basis, an amount determined by reference to the separate return tax liability of the subsidiary as defined in Treasury Regulation 1.1552-1(a)(2)(ii). For the years ended December 31, 1998 and 1997, the income tax payments by the Company to JII under the Tax Sharing Agreement were $2,087 and $0, respectively. These income tax payments reflected a federal and state income tax rate of approximately 39% of each U.S. subsidiaries' pre-tax income.

    Related Party Leases. The Company leases certain plants, warehouses, and offices under net leases from affiliated entities. Rent expense, including real estate taxes attributable to these leases, amounted to $1,602, $951 and $736 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum rental payments required under these leases are as follows:

                1999            $1,565
                2000             1,378
                2001               581
                2002               581
                2003               544
                Thereafter      $2,115

   Investment in Affiliate. In November 1998, the Company invested $5,600 in Class A Preferred Stock and $1,700 in Class B Preferred Stock of JZ International, Ltd. The Company expects to make an additional $5,000 of investments in JZ International's Class A
Preferred Stock. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method. At December 31, 1998 the cost of the investment approximates market value.

  Legal Fees. An individual who is a shareholder, Director, General Counsel and Secretary of the Parent is also a partner in a law firm used by the Company. The firm was paid $388, $202 and $201 in fees and expenses during the years ended December 31, 1998, 1997 and 1996, respectively. The rates charged to the Company were at arms-length.

  Due to affiliated company (JII) consists of:

                                         December 31
                                        1998      1997
                   Management fee      $   232   $  298
                   Federal income
                    taxes                    -    1,087
                   Overhead allocation
                    and other              984      103
                                       $ 1,216   $1,488


12.  Additional Purchase Price Arrangements

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

   The terms of the Company's ADC acquisition agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. Subject to the terms and conditions of the agreement, the Company will make payments to the sellers on or before April first immediately following the respective fiscal year during which each such contingent payment is earned. The contingent payments apply to operations of fiscal years 1998 and 1999. The Company made a payment of $3,100 to the sellers of ADC in March 1999 related to this agreement.

13.  Segment Data

Description of Segments

   The Company operates in two separate business segments; motors and controls. The motors segment consists of subfractional motors, fractional/integral motors, and gears and gearboxes. The controls segment consists of motion control systems.

   The Company's subfractional horsepower products are comprised of motors and gearmotors which power applications up to 30 watts (1/25 horsepower). These small, "fist-size" AC and DC motors are used in light duty applications such as snack and beverage vending machines, refrigerator ice dispensers and photocopy machines.

  The Company's fractional/integral horsepower products are comprised of AC and DC motors and gearmotors having power ranges from 1/8 to 300 horsepower. Key end markets for these motors include commercial floor care equipment, commercial dishwashers, commercial sewing machines, industrial ventilation equipment, golf carts, lift trucks and elevators.

   The Company's precision gear and gearbox products are produced in sizes of up to 16 inches in diameter and in various customized configurations such as pump, bevel, worm and helical gears. Key end markets for these products include original equipment manufacturers ("OEMs") of motors, commercial floor care equipment, aerospace and food processing product equipment.

   The Company's motion control systems are used primarily in automated conveyor systems within the automotive industry and the elevator modernization market. The systems typically control several components such as electric motors, hydraulic or pneumatic valves, actuators and switches that are required for the conveyor or elevator systems to function properly.

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

     Summary financial information by business segment is as follows:

                                            Year Ended
                                            December 31,
                                      1998       1997       1996
Net Sales
Motors                             $214,230     $145,639   $117,571
Controls                             61,603        3,030        N/A
                                   $275,833     $148,669   $117,571
Operating Income
Motors                             $ 43,850     $ 30,588   $ 26,165
Controls                              7,124          458        N/A
Corporate Expenses (1)               (8,650)      (3,362)    (2,936)
 Total Operating Income              42,324       27,684     23,229
Interest Expense                     (32,99)     (22,363)   (11,134)
Interest Income                         806          463        148
Miscellaneous, net                     (110)           -         67
 Income before Income Tax and
Extraordinary Items                $ 10,026        5,784     12,310
Identifiable Assets
Motors                             $284,215     $211,135   $157,796
Controls                             80,039       79,263        N/A
Corporate                            24,567       44,746     17,734
                                   $388,821     $335,144   $175,530

Capital Expenditures
Motors                             $  4,164        1,392      1,304
Controls                              1,011          105        N/A
                                   $  5,175        1,497      1,304

Depreciation
Motors                             $  4,101        4,283      2,960
Controls                                391           28        N/A
                                   $  4,492        4,311      2,960

Amortization
Motors                             $  6,146        4,544      4,118
Controls                              2,089          160        N/A
                                   $  8,235        4,704      4,118


     (1) Management fees paid to affiliated company have been included in corporate expenses.

  Summary financial information by geographic area is as follows:

                                       Year Ended
                                      December 31,
                                 1998     1997     1996


Net sales to unaffiliated
customers                      $232,880  $133,912  $117,571
United States                    42,953    14,757       N/A
                               $275,833  $148,669  $117,571

Identifiable assets
United States                  $ 22,548  $ 10,371  $ 11,442
Europe                            6,383     5,075       N/A
                               $ 28,931  $ 15,446  $ 11,442


14. Legal Proceedings

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

     None.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

   The following sets forth the names and ages of the Company's directors, executive officers and other key employees and the positions they hold as of the date of this annual report:

    Name              Age     Position with Company
Thomas H. Quinn       51   Chairman
Ron A. Sansom         39   Chief Executive Officer and a
                           Director
Norman Bates          37   Chief Financial Officer
Randall Bays          43   President, Imperial
G. Barry Lawrence     52   President, Gear
John W. Brown         62   Chairman and Chief Executive
                           Officer, Merkle-Korff
Paolo Bergamaschi     29   President, FIR
Todd Williams         41   President, Electrical Design
Javad Rahimian        48   President, Motion Control
William Rodgers       64   President, Advanced DC Motors
Jonathan F. Boucher   42   Vice President and a Director
John W. Jordan, II    51   Director
David W. Zalaznick    44   Director
John D. Simms, Sr.    71   Director

   Set forth below is a brief description of the business experience of each director and executive officer of the Company.

   Mr. Quinn has served as Chairman of the Company since its inception. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of JII. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of American Safety Razor Company and Archibald Candy Corporation, Chairman of the Board of Jordan Telecommunication Products, Inc. as well as a director of AmeriKing, Inc., Welcome Home, and a number of other privately held companies.

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

   Mr. Bergamaschi has served as the President of FIR since 1998. Prior to that, Mr. Bergamaschi held several management positions within FIR.

   Mr. Williams has served as the President of ED&C since September 1998. Prior to that, Mr. Williams was a partner and original founder of a consulting company providing management, operating and marketing support activities for a variety of companies. From 1985 to 1992, Mr. Williams held senior management positions at McDonnell Douglas Corporation.

   Mr. Rahimian has served as President of Motion Control since its inception in 1983. Prior to that, Mr. Rahimian was employed by Elevator Industries as an engineering specialist.

   Mr. Rodgers has served as President of ADC since its inception in
1989.   Prior to 1989, Mr. Rodgers held several management positions at Prestolite.

   Mr. Boucher has served as a Vice President and a director of the Company since its inception. Since 1983, Mr. Boucher has been a partner of The Jordan Company, a private merchant banking firm. Mr. Boucher is also a director of JII, Jordan Telecommunication Products, Inc. and American Safety Razor Company as well as other privately held companies.

   Mr. Jordan has served as a director of the Company since its inception. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of JII, AmeriKing, Inc., American Safety Razor Company, Carmike Cinemas, Inc., Archibald Candy Corporation, Welcome Home, Inc., GFSI, Inc., GFSI Holdings, Inc., Jordan Telecommunication Products, Inc., Rockshox, Inc. and Apparel Ventures, Inc. as well as other privately held companies.

   Mr. Zalaznick has served as a director of the Company since June 1996. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of JII, AmeriKing, Inc., Carmike Cinemas, Inc., American Safety Razor Company, Marisa Christina, Inc., Apparel Ventures, Inc., Jordan Telecommunication Products, Inc., Jackson Products, Inc., GFSI, Inc. and GFSI Holdings, Inc. as well as other privately held companies.

  Mr. Simms has served as a director of the Company since 1998. Mr. Simms was the owner of Merkle-Korff from 1966 until September 22, 1995 when Merkle-Korff was purchased by the Company. Mr. Simms has nearly fifty years of experience in the electric motor business.

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

Executive Compensation

   The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 1998 to those persons who were, at December 31, 1998: (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 during such period.

                                 Annual
                                Compensation
                                                           Other Annual
  Name and Principal Position     Year    Salary   Bonus   Compensation(1)
Thomas H. Quinn(2)                1998    $ 0       $ 0     $ -
 Chairman of the Board
Ron A. Sansom(2)                  1998      0         0       -
 Chief Executive Officer
Norman R. Bates(2)                1998      0         0       -
  Chief Financial Officer

(1) For the periods indicated, no executive officer named in the table received any Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of Annual Salary and Bonus reported for him in the two preceding columns.
(2) Does not reflect compensation paid to Messrs. Quinn, Sansom, and Bates by JII.

   The Company does not maintain a stock option or stock purchase plan and has not awarded any of its employees individual stock option grants.

Compensation Committee Interlock and Insider Participation

  The Board of Directors does not maintain a Compensation Committee. During fiscal 1998, however, Messrs. Boucher, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation. During 1998, certain of the foregoing executive officers of the Company served and currently serve as directors, executive officers and members of a compensation committee of another entity, one of whose executive officers served and currently serves as a director of the Company.

Item  12.   SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

   All of the outstanding common stock of the Company is owned by Parent. The table below sets forth as of March 31, 1999 certain information regarding beneficial ownership of the common stock of Parent held by (i) each of its directors and executive officers who own shares of common stock of Parent, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent indicated as beneficially owned by them, except as otherwise noted.

                                                  Amount of
                                                  Beneficial
                                                 Ownership(1)
                                               Number   Percent
                                                 of       age
                                               Shares    Owned
Executive Officers and Directors:
Ron A. Sansom                                  300.0000    1.5%
John W. Jordan II(2)(3)(4)(5)                7,136.8809   36.2
David W. Zalaznick(2)(4)(6)                  3,531.2473   17.9
Jonathan F. Boucher(2)                       1,116.5587    5.7
Thomas H. Quinn(2)                           1,799.7294    9.1
All directors and executive officers as a
 Group (12 persons)                         13,884.4163   70.5

Other Principal Stockholders:
Jordan Industries, Inc(7)                        0.0000    0.0%
Leucadia Investors, Inc.                     2,019.7802   10.3%
JI Partners(8)                               1,500.0000    7.6

(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of March 31, 1999, there were 19,700 shares of common stock of Parent issued and outstanding.
(2) Does not include shares of common stock of Parent owned by JI Partners as to which the named individuals disclaim beneficial ownership.
(3) Includes 0.1650 shares held personally and 7,136.7159 shares held by the John W. Jordan II Revocable Trust. Does not include
  51.025 shares held by Daly Jordan O'Brien, the sister of Mr. Jordan. 51.025 shares held by Elizabeth O'Brien Jordan, the sister of Mr. Jordan or 51.025 shares held by George C. Jordan, Jr., the brother of Mr. Jordan.
(4) Does not include 16.4973 shares held by the Jordan/Zalaznick Capital Company or 577.4053 shares held by JZ Equity Partners PLC, a publicly traded U.K. investment trust advised by an affiliate of The Jordan Company (which is controlled by Messrs. Jordan and Zalaznick).
(5)Does not include 535.8871 shares held by The Jordan Family Trust, of which John W. Jordan II, George C. Jordan, Jr. and G. Robert Fisher are the Trustees.
(6)Does not include 13.5558 shares held by Bruce H. Zalaznick, the brother of Mr. Zalaznick.
(7)JII owns all of the issued and outstanding junior preferred stock of Parent. The junior preferred stock entitles JII to 80% of the voting power as of the date hereof. The principal address of JII is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL 60015.
(8)JI Partners is an investment partnership whose partners include certain officers and employees of JII and its affiliates. The principal address of JI Partners is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL 60015.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Services Agreements. The Company and each of its subsidiaries are parties to an advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries will pay JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $1.1 million in 1998); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates (which were $400,000 in 1998); and (iii) reimbursement for The Jordan Company's or JII's out-of-pocket costs in connection with providing such services (which were $100,000 in 1998). The Subsidiary Advisory Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Mssrs. Jordan, Boucher and Zalaznick, directors of the Company, are partners of The Jordan Company.

   The Company and each of its subsidiaries are parties to a management consulting agreement (the "Subsidiary Consulting Agreement"), pursuant to which pay JII annual consulting fees of 1.0% of the Company's net sales for such services, payable quarterly, and are required to reimburse JII for its out-of-pocket costs related to its services. The Subsidiary Consulting Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $2.8 million for the year ended December 31, 1998.

   The Company and each of its subsidiaries are parties to a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company is charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries. In accordance with this agreement, such charges were $1.2 million for the year ended December 31, 1998. The JI Properties Services Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

   JII allocates its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, based on the respective revenues and usage of corporate overhead by JII and its subsidiaries. Under this agreement, the Company's allocable portion of corporate expenses was $2.1 million for the year ended December 31, 1998.

   The Company and JII are parties to a transition agreement (the "Transition Agreement") pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the transition of the Company as a stand-alone company. The Company reimburses JII for services provided pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement expires on December 31, 1999, but is automatically renewed for successive one year periods (unless either party provides prior written notice of non-renewal) and may be terminated by the Company on 90 days' written notice.

   Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") among JII and each of its consolidated subsidiaries for Federal income tax purposes. Pursuant to the Tax Sharing Agreement, each of the consolidated subsidiaries of JII pays to JII, on an annual basis, an amount determined by reference to the separate return tax liability of the subsidiary as defined in Treasury Regulation 1.1552-1(a)(2)(ii). For the year ended December 31, 1998 the income tax payments by the Company to JII under the Tax Sharing Agreement were $2.1 million. These income tax payments reflected a federal and state income tax rate of approximately 39% of each subsidiary's pre-tax income.

    Upon redemption of the Junior Preferred Stock or other circumstances that cause the Company and its subsidiaries to cease to be tax consolidated subsidiaries of Jordan Industries, the Company and its subsidiaries will be released from making any further payments under the Tax Sharing Agreement. While the release will discharge the Company and its subsidiaries from making future income tax payments to Jordan Industries, the Company and its subsidiaries will remain contingently liable to Jordan Industries under the Tax Sharing Agreement in respect of any increases in their separate return tax liability for periods prior to the consummation of the offerings. The Company is not aware of any such liabilities.

   Directors of the Company, John W. Jordan II, David W. Zalaznick and Thomas H. Quinn each have an ownership interest of more than 10% of the common stock of Jordan Industries.

   Merkle-Korff Leases. Merkle-Korff leases some of its plants, warehouse and offices under a net lease (the "Merkle-Korff Leases") from companies controlled by John Simms, Sr., Chairman and Chief Executive Officer of Merkle-Korff. Rent expenses, including real estate taxes attributable to the Merkle-Korff Leases, amounted to $969 for the year ended December 31, 1998. The Company has agreed to pay the following future minimum rental payments under the Merkle-Korff Leases: (i) $800 for the year ended December 31, 1999; and
(ii) $600 for the year ended December 31, 2000. The Company has the right of first refusal to buy these facilities from Mr. Simms. See
Note 11 to the Company's Consolidated Financial Statements. The Company believes the terms of the Merkle-Korff Leases are comparable to the terms it would obtain from a non-affiliated party.

  Motion Control Leases. Motion Control leases substantially all of its production and office space under noncancellable operating leases from a limited partnership whose partners include officers of Motion Control. These leases expire in 2007. Rent expense under the leases was $633 for the year ended December 31, 1998. The
Company believes the terms of the Motion Control leases are comparable to the terms it would obtain from a non-affiliated party.

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

(2)  Financial Statement Schedule

     The following financial statement schedule for the years ended December 31, 1998, 1997 and 1996 is submitted herewith:

            Item                                         Page Number

  Schedule II - Valuation and qualifying accounts             55

     All other schedules for which provision is made is in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements or is considered immaterial.

(3)  Exhibits

     An index to the exhibits required to be listed under this Item 14(a)(3) follows the "Signatures" section hereof and is incorporated herein by reference.

(a)  Reports on Form 8-K

     Not Applicable.

                             SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MOTORS AND GEARS, INC.


                                  By  /s/ Thomas H. Quinn
                                     Thomas H. Quinn
Dated:  March 31, 1999               Chairman of the Board


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By  /s/ Thomas H. Quinn
                                     Thomas H. Quinn
Dated:  March 31, 1999               Chairman of the Board


                                  By  /s/ Ron A. Sansom
                                     Ron A. Sansom
Dated:  March 31, 1999               Director


                                  By  /s/ John W. Jordan II
                                     John W. Jordan II
Dated:  March 31, 1999               Director


                                  By  /s/ David W. Zalaznick
                                     David W. Zalaznick
Dated:  March 31, 1999               Director


                                  By  /s/ Jonathan F. Boucher
                                     Jonathan F. Boucher
Dated:  March 31, 1999               Director


                                  By  /s/ John D. Simms, Sr.
                                     John D. Simms, Sr.
Dated:  March 31, 1999               Director


                                  By  /s/ Norman R. Bates
                                      Norman R. Bates
Dated:  March 31, 1999                Chief Financial Officer

                         EXHIBIT INDEX


Exhibit
Number                       Description

2.1 Contingent Earnout Agreement, dated as of November 7, 1996, by and among Motors and Gears, Inc., Motors and Gears Industries, Inc., The New Imperial Electric Company, The New Scott Motors Company, New Gear Research, Inc., The Imperial Electric Company, The Scott Motors Company and Gear Research, Inc. (incorporated by reference to Exhibit 2.2 to Motors and Gears Inc.'s Form S-4 Registration Statement (File No. 333-19257) (the "1996 S-4")

2.2 Share Purchase Agreement, dated March 2, 1997, by and among Motors and Gears Holdings, Inc. and the stockholders of FIR Group Holdings Italia, S.r.l.
        (incorporate by reference to exhibit 2.1 to Form 8-K of Motors and Gears, Inc., dated March 31, 1998)

2.3 Purchase Agreement, dated November 17, 1997, by and among Motion Holdings, Inc. and the shareholders of Motion Control Engineering, Inc. (incorporated by reference to exhibit 2.2 to Form 8-K of Motors and Gears, Inc., dated March 31, 1998)

2.4 Agreement for purchase and sale of stock of Electrical Design and Control Company by and among ED&C Holdings, Inc. and the shareholders of Electrical Design and Control Company, (incorporated by reference to exhibit
        2.3 to Form 8-K of Motors and Gears, Inc., dated March
        31, 1998)
2.5 Share Purchase Agreement, dated April 9, 1998, for the direct and indirect sale of all the shares of Advanced DC (incorporated by reference to exhibit 99.1 to Form 8-K of Motors and Gears, Inc., dated January 28, 1999)

2.6 Amendment No. 1 to Agreement for Purchase and Sale of Stock, dated May 15, 1998, for the direct and indirect sale of all the shares of Advanced DC (incorporated by reference to exhibit 99.2 to Form 8-K of Motors and Gears, Inc., dated January 28, 1999)

3.1 Restated Certificate of Incorporation of Motors and Gears, Inc. (incorporated by reference to Exhibit 3.1 to Motors and Gears Inc.'s Form S-4 Registration Statement (File No. 333-44057) (the "1998 Form S-4" )

3.2 Bylaws of Motors and Gears, Inc. (incorporated by reference to Exhibit 3.2 to the 1996 S-4)

4.1     Indenture, dated November 7, 1996, between Motors and
        Gears, Inc. and Fleet National Bank (incorporated by reference to Exhibit 4.1 to the 1996 S-4)

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

10.1    Credit Agreement, dated November 7, 1996 by and among
        Motors and Gears Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent
        (incorporated by reference to Exhibit 4.5 to the 1996
        S-4)

10.2 Amendment No. 1 to Credit Agreement, dated June 3, 1997, by and among Motors and Gears Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to Exhibit 10.2 to the 1998 Form S-4)

10.3 Amendment No. 2 to Credit Agreement, dated October 27, 1997, by and among Motors and Gears Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to Exhibit 10.3 to the 1998 Form S-4)

10.4 Amendment No. 3 to Credit Agreement, dated November 21, 1997, by and among Motors and Gears Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to Exhibit 10.4 to the 1998 Form S-4)

10.5 Tax Sharing Agreement, dated June 28, 1994, by and among Jordan Industries, Inc. and each other corporation which is a signatory thereto (incorporated by reference to Exhibit 10.3 to the 1996 S-4)

10.6 Management Consulting Agreement, dated November 7, 1996, by and among Motors and Gears, Inc. and TJC Management Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the 1996 S-4)

10.7 Properties Services Agreement, dated July 25, 1997, by and among JI Properties, Inc., Jordan Industries, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.7 to the 1998 Form S-4 )

10.8 Transition Agreement, dated July 25, 1997, by and between Motors and Gears Holdings, Inc. and Jordan
        Industries, Inc. (incorporated by reference to Exhibit
        10.8 to the 1998 Form S-4 )

10.9 New Subsidiary Advisory Agreement, dated July 25, 1997, by and among Motors and Gears Holdings, Inc., Jordan Industries, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.9 to the 1998 Form S-4 )

10.10 New Subsidiary Consulting Agreement, dated July 25, 1997, by and among Motors and Gears Holdings, Inc., Jordan Industries, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.10 to the 1998 Form S-4 )

10.11 Indemnification Agreement, dated November 7, 1996, between Motors and Gears, Inc. and Thomas H. Quinn
        (incorporated by reference to Exhibit 10.1(a) to the 1996 S-4)

10.12 Indemnification Agreement, dated November 7, 1996, between Motors and Gears, Inc. and Jonathan F. Boucher
        (incorporated by reference to Exhibit 10.1(b) to the 1996 S-4)

10.13 Indemnification Agreement, dated November 7, 1996, between Motors and Gears, Inc. and David W. Zalaznick
        (incorporated by reference to Exhibit 10.1(c) to the 1996 S-4)

10.14
        Indemnification Agreement, dated November 7, 1996, between Motors and Gears, Inc. and John W. Jordan II
        (incorporated by reference to Exhibit 10.1(d) to the 1996 S-4)

10.15 Indemnification Agreement, dated November 7, 1996, between Motors and Gears, Inc. and Ron A. Sansom
        (incorporated by reference to Exhibit 10.1(e) to the 1996 S-4)

10.16   Merkle-Korff Industries, Inc. Non-negotiable
        Subordinated Note in the principal aggregate amount of $5,000,000 payable to John D. Simms Revocable Trust
        Under Agreement (incorporated by reference to Exhibit
        10.9 to the 1996 S-4)

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

10.20   Industrial Building Leases, each dated as of September
        22, 1996, by and between Merkle-Korff Industries, Inc.
        and the signatory thereto (incorporated by reference to Exhibits 10.16-10.19 to the 1996 S-4)

10.21   Employment and Non Competition Agreement, dated as of
        September 22, 1995, by and between Merkle-Korff
        Industries, Inc. and John D. Simms (incorporated by reference to Exhibit 10.20 to the 1996 S-4)

10.22   Employment and Non Competition Agreement, dated as of
        September 22, 1995, by and between Merkle-Korff
        Industries, Inc. and John W. Brown (incorporated by reference to Exhibit 10.21 to the 1996 S-4)

21.1 Subsidiaries of Motors and Gears, Inc. (incorporated by reference to Exhibit 21.1 to the 1998 Form S-4)

27.1    Financial Data Schedule

                                                          SCHEDULE II
                       MOTORS AND GEARS, INC.

                  VALUATION AND QUALIFYING ACCOUNTS
                       (dollars in thousands)



                Balance               Additions                      Balance
                  at      Additions   Charged to  Write Offs           at
               Beginning   due to     Costs and     Net of            end of
               of Period Acquisitions  Expenses   Recoveries   Other  Period

December 31,
1998:
  Allowance
  for doubtful
  accounts       $529        67         1,116      (1,001)       23    $734

  Reserve for
  Obsolescence   $ 46       258           417        (226)      266    $761

  Warranty
  Reserve        $105        37          170            0         0    $312


December 31, 1997:
 Allowance for
 doubtful
 accounts        $ 59       406         214         (145)       (5)    $529

 Reserve for
 obsolescence    $184         0          75         (213)        0     $ 46

 Warranty
 Reserve         $  0       105           0            0         0     $105

December 31, 1996:
 Allowance for
 doubtful
 accounts        $ 29        28          40          (38)        0     $ 59

 Reserve for
 obsolescence    $184         0           0            0         0     $184