Form 10-K/A
period 1998-12-31
MOTORS & GEARS INC
filed 1999-04-01
CIK 1029864

MOTORS AND GEARS, INC. CONSOLIDATED
                STATEMENTS OF INCOME
           (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                      Year Ended December 31,
                                    1998        1997      1996

Net sales                         $275,833    $148,669   $117,571
Cost of sales, excluding
  depreciation                     180,453      97,084     75,751
Selling, general, and
  administrative expenses,
  excluding depreciation            37,559      13,370      8,796
Depreciation                         4,492       4,311      2,960
Amortization of goodwill and
  other intangibles                  8,235       4,704      4,118
Management fees to affiliated
  company                            2,770       1,516      2,717
Operating income                    42,324      27,684     23,229

Other (income) expense:
  Interest expense:
     Affiliated company                 -            -        732
     Other                          32,994      22,363     10,402
  Interest income                     (806)       (463)      (148)
  Miscellaneous, net                   110           -        (67)
Income before income taxes and
  extraordinary item                10,026       5,784     12,310
Provision/(benefit) for
  income taxes                      (3,072)      2,429      5,290
Income before extraordinary item    13,098       3,355      7,020
Extraordinary  loss,  net  of
  income tax benefit of $1,620          -            -      2,186

Net income                        $ 13,098     $ 3,355    $ 4,834





See accompanying notes to consolidated financial statements.