Form 10-Q
period 1999-03-31
MOTORS & GEARS INC
filed 1999-05-13
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q

                        _________________________________


             QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1999           Commission File Number: 333-19257


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

     The number of shares outstanding of Registrant's Common Stock as of May 13, 1999: 100,000.

                              MOTORS AND GEARS, INC.


                                       INDEX


Part I     FINANCIAL INFORMATION                                   PAGE NO.

Item 1.    Financial Statements (Unaudited)                           3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                12


Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                          13

Item 2.    Changes in Securities and Use of Proceeds                  13

Item 3.    Defaults Upon Senior Securities                            13

Item 4.    Submission of Matters to a Vote of Security
           Holders                                                    13

Item 5.    Other Information                                          13

Item 6.    Exhibits and Reports on Form 8-k                           13

           Signatures                                                 14

                          PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (Unaudited)


                                                                PAGE NO.


Condensed Consolidated Balance Sheets at March 31, 1999,
and December 31, 1998                                               4

Condensed Consolidated Statements of Income for the
three months ended March 31, 1999 and 1998                          5

Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 1999 and 1998                                6

Notes to Condensed Consolidated Financial Statements               7-8

                         MOTORS AND GEARS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                  March 31,    December 31,
                                                    1999           1998
                                                       (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                         $ 10,983      $   7,016
 Accounts receivable, net                            54,403         51,969
 Inventories                                         41,622         43,318
 Prepaid expenses and other current assets            3,004          3,058
     Total Current Assets                           110,012        105,361

 Property, plant, and equipment, net                 21,781         22,268
 Goodwill, net                                      231,865        232,058
 Deferred financing costs, net                       13,735         14,182
 Deferred income taxes                                4,436          4,868
 Investment in affiliate                              7,285          7,285
 Other assets, net                                    2,641          2,799
     Total Assets                                  $391,755       $388,821

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Accounts payable                                  $ 23,097       $ 23,832
 Accrued interest payable                            11,803          4,756
 Accrued expenses and other current liabilities       9,818          7,274
 Due to affiliated company                                -          1,216
 Current portion of long term debt                      343            361
     Total Current Liabilities                       45,061         37,439

Long-Term debt                                      320,485        325,455
Other non-current liabilities                         3,193          3,314

Shareholder's Equity:
 Common Stock                                             1              1
 Additional paid-in-capital                          50,005         50,005
 Accumulated other comprehensive income/(loss)         (280)         1,947
 Accumulated deficit                                (26,710)       (29,340)
     Total Shareholder's Equity                      23,016         22,613
     Total Liabilities and Shareholder's Equity    $391,755       $388,821









See accompanying notes to condensed consolidated financial statements.

                             MOTORS AND GEARS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)




                                                     Three Months Ended
                                                           March 31,
                                                      1999        1998

Net Sales                                            $76,491     $58,567
Cost of sales, excluding depreciation                 48,818      38,212
Selling, general, and administrative expenses         10,297       7,722
Depreciation                                           1,320       1,205
Amortization of goodwill and other intangibles         2,238       1,819
Management fees and other                                764         618

     Operating income                                 13,054       8,991

Other (income)/expense:
   Interest expense                                    8,538       7,820
   Interest income                                       (80)       (363)
   Miscellaneous, net                                   (185)         -
Income before income taxes                             4,781       1,534

Provision for income taxes                             2,151         651

     Net income                                      $ 2,630     $   883







See accompanying notes to condensed consolidated financial statements.

                                MOTORS AND GEARS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                          (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                      Three Months Ended
                                                           March 31,
                                                        1999       1998
Cash flows from operating activities:
 Net income                                            $ 2,630    $   883
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                         3,628      3,345
   Provision for deferred income taxes                       -        264

Changes in operating assets and liabilities net
 of effects from acquisitions:
   Current assets                                         (412)    (3,244)
   Current liabilities                                   8,857      5,175
   Non-current assets & liabilities                        311         (8)
   Payables to affiliated company                       (1,540)       117
   Net cash provided by operating activities            13,474      6,532

Cash flows from investing activities:
   Capital expenditures, net                              (609)      (902)
   Contingent purchase price and acquisition fees       (3,151)       (50)
   Net cash used in investing activities                (3,760)      (952)

Cash flows from financing activities:
   Repayment of borrowings under revolving
    credit facility and other long-term debt            (5,064)        (5)
   Net cash used in financing activities                (5,064)        (5)

Effect of exchange rate changes on cash                   (683)      (890)

Net increase in cash and cash equivalents                3,967      4,685

Cash and cash equivalents at beginning of period         7,016     28,880
Cash and cash equivalents at end of period             $10,983    $33,565






See accompanying notes to condensed consolidated financial statements.

                             MOTORS AND GEARS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

1.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and which are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

2.  Summary of Significant Accounting Policies

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

3.  Inventories

Inventories are summarized as follows:
                                     March 31,       December 31,
                                       1999             1998

     Raw materials                    $27,285          $27,101
     Work in process                    9,754           10,626
     Finished goods                     4,583            5,591
                                      $41,622          $43,318

4.  Acquisition of Subsidiaries

On May 15, 1998, the Company acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $58,651. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $(51); and resulted in an excess purchase price over net identifiable assets of $44,607. The Company also has a contingent purchase price agreement of up to approximately $5,600 relating to the acquisition of ADC. The contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above the historical experience of ADC at the time of acquisition. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

On December 31, 1998, the Company, through its wholly-owned subsidiary Imperial Electric Company, acquired all of the outstanding stock of Euclid Universal Corporation ("Euclid") for $2,100. The purchase price, including costs incurred directly related to the transaction, was preliminarily allocated to working capital of $772; property and equipment of $953; other long-term assets and liabilities of ($498); and resulted in an excess purchase price over net identifiable assets of $873. Euclid designs and manufactures speed reducers, customer gearing, right angle gearboxes and transaxles for use in a wide array of industries including material handling, healthcare and floor care. Euclid has strong technical expertise in the areas of worm, spur and helical gearing.

Acquisitions of the Company have been financed primarily through the use of the revolving line of credit and the issuance of Senior Debt. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of each of these acquisitions have been included in the consolidated operating results of the Company since the date of their acquisition.

Proforma information with respect to the Company for the first quarter of 1998 as if the 1998 acquisitions had occurred on January 1, 1998 is as follows:

                                             Three Months Ended
                                               March 31, 1998


     Net sales                                     $70,151
     Income before income taxes                      3,721
     Net income                                      2,047

5.  Comprehensive Income

Total comprehensive income/(loss) for the three months ended March 31, 1999 and 1998 is as follows:

                                                 Three Months Ended
                                                       March 31,
                                                   1999        1998

     Net Income                                   $2,630     $   883
     Foreign currency translation adjustment      (2,227)     (3,088)
     Comprehensive income/(loss)                  $  403     $(2,205)

6.  Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1998 consolidated financial statements with respect to segmentation or the measurement of segment profit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Summary financial information included in the financial statements of the Company is as follows:

                                            Three Months Ended
                                                  March 31,
                                              1999       1998
                                                (Unaudited)
                                       (Dollar amounts in thousands)
Net sales
  Motors                                    $61,329    $43,496
  Controls                                   15,162     15,071
                                             76,491     58,567
Operating income
  Motors                                     13,491      8,863
  Controls                                    1,748      1,829
                                             15,239     10,692
Management fees and unallocated
 corporate overhead                           2,185      1,701
Total operating income                       13,054      8,991

Interest expense                              8,538      7,820
Interest income and other                      (265)      (363)
Income before income taxes                  $ 4,781    $ 1,534


Consolidated Results of Operations

Net sales for the first quarter increased 31% to $76.5 million, up $17.9 million from the first quarter of 1998. The strong sales growth was primarily driven by the two acquisitions in 1998 which accounted for $14.2 million of the growth. The remaining $3.7 million was the result of organic sales growth. Net sales of subfractional motors for the first quarter increased 11%, mainly attributed to continued strength in the vending machine and appliance markets. Net sales of fractional/integral motors, excluding the 1998 acquisitions, increased 6%, driven mostly by stronger sales in the floor care and elevator markets.

Operating income for the first quarter increased 45% to $13.1 million, up $4.1 million from the first quarter of 1998. The increase in operating income was primarily the result of the increased sales described above. Gross margins increased from 34.8% to 36.2%, predominantly driven by the effects of the 1998 acquisitions and increased margins in the controls segment. Increased operating income resulting from the increased sales described above was partially offset by increased corporate expenses. Operating margins increased from 15.4% to 17.1%, mainly as the result of the 1998 acquisitions and an increase in operating margins of subfractional motors.

Interest expense increased $0.7 million from $7.8 million in the first quarter of 1998 to $8.5 million in the first quarter of 1999, reflecting higher debt levels related to the financing of new acquisitions.

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

Operating activities. Net cash provided by operating activities for the quarter ended March 31, 1999 was $13.5 million, compared to $6.5 million provided from operating activities during the same period in 1998. An increase in net income and improved working capital performance during the first quarter of 1999 as compared to the same period of 1998 are the main factors contributing to the increase in cash flow from operating activities.

Investing activities. In the first quarter of 1999, the Company made a $3.2 million contingent purchase price payment to the sellers of ADC as a result of ADC 1998 operations exceeding certain targeted levels. These targeted levels were established in the acquisition agreement between the Company and the sellers of ADC. The agreement provides for an additional contingent payment to be made to the sellers of ADC on or before April 1, 2000, contingent upon ADC 1999 operations exceeding certain targeted levels which have been set substantially above the historical experience of ADC.

The Company plans to fund future acquisitions through its revolving credit facility and excess operating cash flow.

Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest paid on the Junior Seller Notes was $0.5 million in the first quarter of 1999.

The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million over a term of five years to fund acquisitions and provide working capital, and for other general corporate purpos es. Obligations under the Credit Agreement are guaranteed by M&G Industries' subsidiaries, and secured by pledges of the stock of M&G Industries' subsidiaries and liens in respect of certain assets of M&G Industries and its subsidiaries. As of May 13, 1999, the Company has approximately $46.7 million of available funds under this Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

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

State of Readiness. The Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company has assembled an internal project team that is in the process of assessing all systems that could be significantly affected by the Year 2000 issue. Results of this assessment indicated that some of the Company's significant information technology systems could be affected. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. The internal project team is contacting each of the Company's significant customers and suppliers and requesting that they apprize the Company of the status of their Year 2000 compliance programs. The Company has targeted the beginning of the second quarter of 1999 as the date for receiving substantially all customer and supplier responses. There can be no assurance as to when this process will be completed.

For its information technology exposures, to date the Company has completed a majority of the remediation phase and expects to complete software modification and replacement no later than June 30, 1999. Once software is modified or replaced for a system, the Company begins testing and implementation. The testing and implementation phases for all significant systems are expected to be completed by September 30, 1999. The four phases of the Company's Year 2000 program in relation to operating equipment is on-going and expected to be completed by December 31, 1999.

Cost. The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $3.1 million and is being funded through operating cash flows and capital leases. To date, the Company has incurred approximately $2.3 million related to all phases of the Year 2000 project. The majority of these costs have been capitalized as they relate to new software and equipment.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 1999 the Company does have variable rate debt outstanding of $36.0 million. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.4 million. The Company does not believe that its market risk financial instruments on March 31, 1999 would have a material effect on future operations or cash flow.

PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS
          None


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          None


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


May 13, 1999