Form 10-Q
period 1999-06-30
MOTORS & GEARS INC
filed 1999-08-13
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                                FORM 10-Q

                    _________________________________


          QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1999           Commission File Number: 333-19257


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

     The number of shares outstanding of Registrant's Common Stock as of August 13, 1999: 100,000.

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

                            PART I.  FINANCIAL INFORMATION




Item 1.  FINANCIAL STATEMENTS (Unaudited)


                                                                 PAGE NO.


Condensed Consolidated Balance Sheets at June 30, 1999,
and December 31, 1998                                               4

Condensed Consolidated Statements of Income for the
three and six months ended June 30, 1999 and 1998                   5

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 1999 and 1998                                 6

Notes to Condensed Consolidated Financial Statements               7-8

                            MOTORS AND GEARS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                    June 30,    December 31,
                                                      1999           1998
                                                          (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                          $ 11,668      $   7,016
 Accounts receivable, net                             53,571         51,969
 Inventories                                          42,709         43,318
 Prepaid expenses and other current assets             2,479          3,058
     Total Current Assets                            110,427        105,361

 Property, plant, and equipment, net                  22,026         22,268
 Goodwill, net                                       227,646        232,058
 Deferred financing costs, net                        13,287         14,182
 Deferred income taxes                                 4,436          4,868
 Investment in affiliate                               7,285          7,285
 Other assets, net                                     2,400          2,799
     Total Assets                                   $387,507       $388,821

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Accounts payable                                   $ 25,113       $ 23,832
 Accrued interest payable                              4,731          4,756
 Accrued expenses and other current liabilities       11,408          7,274
 Due to affiliated company                             1,501          1,216
 Current portion of long term debt                       382            361
     Total Current Liabilities                        43,135         37,439

Long-term debt                                       318,937        325,455
Other non-current liabilities                          3,377          3,314

Shareholder's Equity:
 Common Stock                                              1              1
 Additional paid-in-capital                           50,005         50,005
 Accumulated other comprehensive income/(loss)        (4,106)         1,947
 Accumulated deficit                                 (23,842)       (29,340)
     Total Shareholder's Equity                       22,058         22,613
     Total Liabilities and Shareholder's Equity     $387,507       $388,821












See accompanying notes to condensed consolidated financial statements.

                           MOTORS AND GEARS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                    Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                    1999         1998       1999        1998

Net Sales                          $77,903      $71,700   $154,394   $130,267
Cost of Sales, excluding
   depreciation                     49,738       46,440     98,556     84,652
Selling, general and
   administrative expenses          10,152        9,047     20,449     16,769
Depreciation                         1,365        1,356      2,685      2,561
Amortization of goodwill
   and other intangibles             2,291        2,004      4,529      3,823
Management fees and other              776          815      1,540      1,433

     Operating Income               13,581       12,038     26,635     21,029

Other (income)/expense:
   Interest expense                  8,468        8,241     17,006     16,061
   Interest income                     (69)        (259)      (149)      (622)
   Miscellaneous, net                  (33)          -        (218)        -

Income before income taxes           5,215        4,056      9,996      5,590

Provision for income taxes           2,347        1,877      4,498      2,528

     Net income                    $ 2,868      $ 2,179   $  5,498   $  3,062
























See accompanying notes to condensed consolidated financial statements.

                            MOTORS AND GEARS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                        Six Months Ended
                                                             June 30,
                                                        1999        1998
Cash flows from operating activities:
 Net income                                            $ 5,498     $ 3,062
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                         7,859       7,029
   Provision for deferred income taxes                     760         587

Changes in operating assets and liabilities net
 of effects from acquisitions:
   Current assets                                         (414)     (7,498)
   Current liabilities                                   5,390       2,801
   Non-current assets & liabilities                       (259)        (44)
   Payables to affiliated company                          285        (807)
   Net cash provided by operating activities            19,119       5,130

Cash flows from investing activities:
   Capital expenditures, net                            (2,159)     (2,140)
   Contingent purchase price and acquisition of
    subsidiaries                                        (3,151)    (55,852)
   Cash acquired in acquisition of subsidiaries             -          360
   Net cash used in investing activities                (5,310)    (57,632)

Cash flows from financing activities:
   Proceeds from revolving credit facility              12,000      40,000
   Repayment of borrowings under revolving
    credit facility and other long-term debt           (19,138)     (9,040)
   Net cash (used in)/provided by financing
    activities                                          (7,138)     30,960

Effect of exchange rate changes on cash                 (2,019)       (698)

Net increase (decrease) in cash and
  cash equivalents                                       4,652     (22,240)

Cash and cash equivalents at beginning of period         7,016      28,880
Cash and cash equivalents at end of period             $11,668     $ 6,640





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

3.  Inventories

Inventories are summarized as follows:
                                     June 30,       December 31,
                                       1999             1998

     Raw materials                    $26,795          $27,101
     Work in process                   10,991           10,626
     Finished goods                     4,923            5,591
                                      $42,709          $43,318

4.  Acquisition of Subsidiaries

On May 15, 1998, the Company acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $58,651. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $(51); and resulted in an excess purchase price over net identifiable assets of $44,607. The Company also has a remaining contingent purchase price agreement of up to approximately $2,700 relating to the acquisition of ADC. The contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above the historical experience of ADC at the time of acquisition. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

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

Proforma information with respect to the Company for the three and six months ended June 30, 1998 as if the 1998 acquisitions had occurred on January 1, 1998 is as follows:

                                 Three Months Ended     Six Months Ended
                                   June 30, 1998         June 30, 1998

     Net sales                        $78,711              $148,862
     Income before income taxes         5,889                 9,610
     Net income                         3,238                 5,285

5.  Comprehensive Income

Total comprehensive income/(loss) for the three and six months ended June 30, 1999 and 1998 is as follows:

                                 Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                  1999        1998      1999        1998

Net Income                       $ 2,868     $ 2,179    $ 5,498   $ 3,062
     Foreign currency
       translation adjustment     (3,826)        697     (6,053)   (2,391)
     Comprehensive income/(loss) $  (958)    $ 2,876    $  (555)  $   671

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Summary financial information included in the financial statements of the Company is as follows:

                                 Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                  1999        1998       1999       1998
                                                (Unaudited)
                                       (Dollar amounts in thousands)
Net sales
  Motors                         $60,530     $55,245     $121,859   $ 98,740
  Controls                        17,373      16,455       32,535     31,527
                                  77,903      71,700      154,394    130,267
Operating income
  Motors                          13,807      12,062       27,298     20,925
  Controls                         2,095       2,207        3,842      4,036
                                  15,902      14,269       31,140     24,961
Management fees and unallocated
 corporate overhead                2,321       2,231        4,505      3,932
Total operating income            13,581      12,038       26,635     21,029

Interest expense                   8,468       8,241       17,006     16,061
Interest income and other           (102)       (259)        (367)      (622)
Income before income taxes       $ 5,215     $ 4,056     $  9,996   $  5,590


Consolidated Results of Operations

Net sales for the second quarter and first half of 1999 increased 9% ($6.2 million)and 19% ($24.1 million), respectively, over the same periods for 1998. The strong sales growth was primarily driven by the two acquisitions in 1998 which resulted in $6.6 million of the growth for the second quarter and $20.7 million for the first half. Subfractional motor sales experienced a slight decrease in the second quarter of 1999 as compared to 1998 due to market softness in the vending machine industry, while 1999 year to date subfractional motor sales increased $1.7 million over 1998 primarily from increased sales in the appliance market. Sales of fractional/integral motors excluding 1998 acquisitions were relatively flat for the second quarter of 1999 and increased $1.1 million for the first half of 1999 as compared to 1998. Sales of electronic motion control systems increased $0.9 million and $1.0 million in the second quarter and first half of 1999, respectively, over the same periods for 1998. The increases in the electronic motion control systems sales were mainly attributed to continued strength in the elevator modernization market.

Gross margins (excluding depreciation) increased from 35.2% to 36.2% for the three months ended June 30, 1998 and 1999, respectively, and from 35.0% to 36.2% for the six months ended June 30, 1998 and 1999, respectively. These increases were predominantly driven by the effects of the 1998 acquisitions. Operating income for the second quarter and first half of 1999 increased 13% to $13.6 million, and 27% to $26.6 million, respectively, over the same periods for 1998. The increase in operating income was primarily the result of the increased sales described above, coupled with improved operating margins on subfractional motor sales. Operating margins increased from 16.8% to 17.4% for the three months ended June 30, 1998 and 1999, respectively, and from 16.1% to 17.3% for the six months ended June 30, 1998 and 1999, respectively. Increased operating income resulting from the increased sales and improved margins described above was partially offset by an increase in corporate expenses.

Interest expense increased $0.9 million from $16.1 million in the first half of 1998 to $17.0 million in the first half of 1999, reflecting higher debt levels related to the financing of new acquisitions.

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

Operating activities. Net cash provided by operating activities for the six months ended June 30, 1999 was $19.1 million, compared to $5.1 million provided from operating activities for the six months ended June 30, 1998. An increase in net income and improved working capital performance during the first half of 1999 as compared to the same period of 1998 are the main factors contributing to the increase in cash flow from operating activities.

Investing activities. In the first half of 1999, the Company made a $3.2 million contingent purchase price payment to the sellers of ADC as a result of ADC 1998 operations exceeding certain targeted levels. These targeted levels were established in the acquisition agreement between the Company and the sellers of ADC. The agreement provides for an additional contingent payment to be made to the sellers of ADC on or before April 1, 2000, contingent upon ADC 1999 operations exceeding certain targeted levels which have been set substantially above the historical experience of ADC.

Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.

The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million over a term of five years to fund acquisitions and provide working capital, and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by M&G Industries' subsidiaries, and secured by pledges of the stock of M&G Industries' subsidiaries and liens in respect of certain assets of M&G Industries and its subsidiaries. As of August 13, 1999, the Company has approximately $43.6 million of available funds under this Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

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

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company has assembled an internal project team that has assessed all systems that could be significantly affected by the Year 2000 issue. Results of this assessment indicated that some of the Company's significant information technology systems could be affected. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that substantially all of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. The internal project team has contacted each of the Company's significant suppliers and requested that they apprize the Company of the status of their Year 2000 compliance programs. The Company has received responses from its significant suppliers and continues to monitor their compliance.

For its information technology exposures, to date the Company has completed a majority of the remediation phase and expects to complete software
modification and replacement no later than August 31, 1999.   The testing and
implementation phases for all significant systems are expected to be completed by September 30, 1999. The four phases of the Company's Year 2000 program in relation to operating equipment is on-going and expected to be completed by October 31, 1999.

Cost. The Company has been utilizing both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $3.1 million and is being funded through operating cash flows and capital leases. To date, the Company has incurred approximately $2.6 million related to all phases of the Year 2000 project. The majority of these costs have been capitalized as they relate to new software and equipment.

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


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 1999 the Company does have variable rate debt outstanding of $34.0 million. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.3 million. The Company does not believe that its market risk financial instruments on June 30, 1999 would have a material effect on future operations or cash flow.

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


August 13, 1999