Form 10-Q
period 1999-09-30
MOTORS & GEARS INC
filed 1999-11-12
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                       _________________________________


               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1999        Commission File Number: 333-19257


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

     The number of shares outstanding of Registrant's Common Stock as of November 12, 1999: 100,000.

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

                     PART I.  FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS (Unaudited)


                                                                PAGE NO.


Condensed Consolidated Balance Sheets at September 30, 1999,
and December 31, 1998                                               4

Condensed Consolidated Statements of Income for the
three and nine months ended September 30, 1999 and 1998             5

Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 1999 and 1998                            6

Notes to Condensed Consolidated Financial Statements               7-8

                        MOTORS AND GEARS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                September 30,  December 31,
                                                    1999          1998
                                                        (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                      $  7,490        $   7,016
 Accounts receivable, net                         59,719           51,969
 Inventories                                      41,825           43,318
 Prepaid expenses and other current assets         2,281            3,058
     Total Current Assets                        111,315          105,361

 Property, plant, and equipment, net              21,878           22,268
 Goodwill, net                                   226,081          232,058
 Deferred financing costs, net                    12,839           14,182
 Deferred income taxes                             4,436            4,868
 Investment in affiliate                           7,285            7,285
 Other assets, net                                 2,247            2,799
     Total Assets                               $386,081         $388,821

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Accounts payable                               $ 21,566          $ 23,832
 Accrued interest payable                         12,077             4,756
 Accrued expenses and other current liabilities   12,648             7,274
 Due to affiliated company                           319             1,216
 Current portion of long term debt                   344               361
     Total Current Liabilities                    46,954            37,439

Long-term debt                                   310,123           325,455
Other non-current liabilities                      3,791             3,314

Shareholder's Equity:
 Common stock                                          1                 1
 Additional paid-in-capital                       50,005            50,005
 Accumulated other comprehensive income/(loss)    (3,598)            1,947
 Accumulated deficit                             (21,195)          (29,340)
     Total Shareholder's Equity                   25,213            22,613
     Total Liabilities and Shareholder's Equity $386,081          $388,821







See accompanying notes to condensed consolidated financial statements.

                           MOTORS AND GEARS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                    1999         1998    1999         1998

Net sales                           $78,579    $78,038   $232,973   $208,304
Cost of sales, excluding
   depreciation                      49,773     50,658    148,329    135,310
Selling, general and
   administrative expenses           11,190      9,943     31,639     26,711
Depreciation                          1,486      1,513      4,171      4,074
Amortization of goodwill
   and other intangibles              2,258      2,220      6,787      6,043
Management fees and other               786        890      2,326      2,323

     Operating Income                13,086     12,814     39,721     33,843

Other (income)/expense:
   Interest expense                   8,422      8,461     25,427     24,521
   Interest income                      (79)       (66)      (228)      (688)
   Miscellaneous, net                   (70)        -        (287)       -

Income before income taxes            4,813      4,419     14,809     10,010

Provision for income taxes            2,166      1,970      6,664      4,498

     Net Income                     $ 2,647    $ 2,449   $  8,145    $ 5,512










See accompanying notes to condensed consolidated financial statements.

                           MOTORS AND GEARS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                      Nine Months Ended
                                                        September 30,
                                                       1999       1998
Cash flows from operating activities:
 Net income                                           $ 8,145    $ 5,512
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                       11,926     11,089
   Provision for deferred income taxes                  1,103        879

Changes in operating assets and liabilities net
 of effects from acquisitions:
   Current assets                                      (5,480)   (13,127)
   Current liabilities                                 10,429      9,381
   Non-current assets & liabilities                      (297)        24
   Payables to affiliated company                        (897)       885
   Net cash provided by operating activities           24,929     14,643

Cash flows from investing activities:
   Capital expenditures, net                           (3,012)    (3,777)
   Contingent purchase price and acquisition of
    subsidiaries                                       (3,401)   (55,906)
   Cash acquired in acquisition of subsidiaries             -        360
   Net cash used in investing activities               (6,413)   (59,323)

Cash flows from financing activities:
   Proceeds from revolving credit facility             12,000    40,000
   Repayment of borrowings under revolving
    credit facility and other long-term debt          (28,235)  (17,170)
   Net cash (used in)/provided by financing
    activities                                        (16,235)   22,830

Effect of exchange rate changes on cash                (1,807)     (541)

Net increase (decrease) in cash and
  cash equivalents                                        474   (22,391)

Cash and cash equivalents at beginning of period        7,016    28,880
Cash and cash equivalents at end of period            $ 7,490   $ 6,489






See accompanying notes to condensed consolidated financial statements.

                         MOTORS AND GEARS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)

1.Organization

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

2.Summary of Significant Accounting Policies

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

3.Inventories

Inventories are summarized as follows:
                                    September 30,      December 31,
                                       1999             1998

     Raw materials                    $25,638            $27,101
     Work in process                   11,465             10,626
     Finished goods                     4,722              5,591
                                      $41,825            $43,318

4.Acquisition of Subsidiaries

On May 15, 1998, the Company acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $58,901. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $(51); and resulted in an excess purchase price over net identifiable assets of $44,857. The Company also has a remaining contingent purchase price agreement of up to approximately $2,700 relating to the acquisition of ADC. The contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above the historical experience of ADC at the time of acquisition. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

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

Proforma information with respect to the Company for the three and nine months ended September 30, 1998 as if the 1998 acquisitions had occurred on January 1, 1998 is as follows:

                              Three Months Ended    Nine Months Ended
                              September 30, 1998    September 30, 1998

     Net sales                       $78,872              $227,734
     Income before income taxes        4,460                14,070
     Net income                        2,453                 7,738

5.Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                     1999        1998     1999       1998

Net Income                         $ 2,647     $ 2,449   $ 8,145   $ 5,512
     Foreign currency
       translation adjustment          508         519    (5,545)   (1,872)
     Comprehensive income          $ 3,155     $ 2,968   $ 2,600   $ 3,640

6.Business Segment Information

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Summary financial information included in the financial statements of the Company is as follows:

                                 Three Months Ended    Nine Months Ended
                                     September 30,      September 30,
                                   1999      1998       1999       1998
                                               (Unaudited)
                                      (Dollar amounts in thousands)
Net sales
  Motors                         $58,945   $61,886     $180,804   $160,625
  Controls                        19,634    16,152       52,169     47,679
                                  78,579    78,038      232,973    208,304
Operating income
  Motors                          12,909    12,991       40,207     33,916
  Controls                         2,401     2,050        6,243      6,086
                                  15,310    15,041       46,450     40,002
Management fees and unallocated
 corporate overhead                2,224     2,227        6,729      6,159
Total operating income            13,086    12,814       39,721     33,843

Interest expense                   8,422     8,461       25,427     24,521
Interest income and other           (149)      (66)        (515)      (688)
Income before income taxes       $ 4,813   $ 4,419     $ 14,809   $ 10,010

Consolidated Results of Operations - Third quarter and first nine months of 1999 compared with third quarter and first nine months of 1998.

Net sales for the third quarter of 1999 increased approximately 1% over last year to $78.6 million. Net sales for the first nine months of 1999 grew to $233.0 million, an increase of 12% or $24.7 million over 1998. The strong sales growth for the first nine months was primarily driven by the two acquisitions in 1998, which accounted for $22.5 million of the growth. Subfractional motor sales decreased 14% in the third quarter as compared to 1998 primarily due to weakness in the vending markets. Significant difficulties in international markets of a major beverage company are the primary reason for this decline. Subfractional motor sales for the first nine months decreased 3%, once again, driven by the weakness in the vending market described above. Sales of fractional/integral products, including 1998 acquisitions, increased 3% in the third quarter and 27% for the first nine months compared with last year. The growth for fractional/integral products in the third quarter was driven by strong performance in material handling, elevator, and floor care markets offset partially by a weak European market and an unfavorable Euro exchange rate. Fractional/integral product sales growth for the first nine months was driven primarily by the 1998 acquisitions and to a lesser extent, the strong performance in the material handling, elevator, and floor care markets. Sales of electronic motion control systems increased 21.6% and 9.4% in the third quarter and first nine months of 1999, respectively, over the same periods for 1998. These increases in the electronic motion control systems sales were mainly attributed to continued strength in the elevator modernization market.

Gross margins (excluding depreciation) increased from 35.1% to 36.7% for the three months ended September 30, 1998 and 1999, respectively, and from 35.0% to 36.3% for the nine months ended September 30, 1998 and 1999, respectively. These increases were predominantly driven by the effects of the 1998 acquisitions and a change in product mix of subfractional motor sales. Operating income for the third quarter of 1999 increased slightly to $13.1 million, and for the first nine months increased 17% to $39.7 million, over the same periods for 1998. The increase in operating income was primarily the result of the increased sales described above, coupled with improved operating margins on subfractional and fractional/integral motor sales. Operating margins increased from 16.4% to 16.7% for the three months ended September 30, 1998 and 1999, respectively, and from 16.2% to 17.0% for the nine months ended September 30, 1998 and 1999, respectively. On a year to date basis, increased operating income resulting from the increased sales and improved margins described above was partially offset by an increase in corporate expenses.

Interest expense increased $0.9 million from $24.5 million for the first nine months of 1998 to $25.4 million for the first nine months of 1999, reflecting higher debt levels related to the financing of new acquisitions.

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

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 1999 was $24.9 million, compared to $14.6 million provided from operating activities for the nine months ended September 30, 1998. An increase in net income, primarily due to the 1998 acquisitions, and improved working capital performance during the first nine months of 1999 are the main factors contributing to the increase in cash flow from operating activities.

Investing activities. In the first nine months of 1999, the Company made a $3.2 million contingent purchase price payment to the sellers of ADC as a result of ADC 1998 operations exceeding certain targeted levels. These targeted levels were established in the acquisition agreement between the Company and the sellers of ADC. The agreement provides for an additional contingent payment to be made to the sellers of ADC on or before April 1, 2000, contingent upon ADC 1999 operations exceeding certain targeted levels which have been set substantially above the historical experience of ADC.

Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.

The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million over a term of five years to fund acquisitions and provide working capital, and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by M&G Industries' subsidiaries, and secured by pledges of the stock of M&G Industries' subsidiaries and liens in respect of certain assets of M&G Industries and its subsidiaries. As of November 12, 1999, the Company has approximately $52.4 million of available funds under this Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

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

State of Readiness. The Company determined it was required to modify or replace significant portions of its software and certain hardware so that those systems would properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacements made to date of software and certain hardware, the Year 2000 issue has been mitigated.

The Company's plan to resolve the Year 2000 issue involved the following four phases: assessment, remediation, testing and implementation. The Company assembled an internal project team that assessed all systems that could have been significantly affected by the Year 2000 issue. Results of this assessment indicated that some of the Company's significant information technology systems were affected. The assessment also indicated that some software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) had been at risk. In addition, based on a review of its product lines, the Company determined that substantially all of the products it has sold and will continue to sell did not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. The internal project team contacted each of the Company's significant suppliers and requested that they apprize the Company of the status of their Year 2000 compliance programs. The Company has received responses from its significant suppliers and continues to monitor their compliance.

The four phases of the Company's Year 2000 program were completed by October 31, 1999.

Cost. The Company utilized both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project was approximately $3.3 million and was funded through operating cash flows and capital leases. The majority of these costs have been capitalized as they relate to new software and equipment.

Risks. Management of the Company believes the replacements and modifications performed have resolved the Year 2000 issue as it relates to the Company. However, disruptions in the economy generally resulting from the Year 2000 issue could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans. The Company's completion of all phases of its Year 2000 program has mitigated risks associated with the Year 2000 issue. The Company will continue to evaluate the need for a contingency plan regarding supplier compliance.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 1999 the Company does have variable rate debt outstanding of $25.0 million. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.3 million. The Company does not believe that its market risk financial instruments on September 30, 1999 would have a material effect on future operations or cash flow.

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


November 12, 1999