Form 10-K
period 1999-12-31
MOTORS & GEARS INC
filed 2000-03-13
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                        _____________________

                              FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1999      Commission File Number 333-19257

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

     Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
        Title of Each Class                   On Which Registered
        -------------------                 ---------------------
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

                    Yes __x__                No ____

     The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of March 13, 2000: 100,000.

                       TABLE OF CONTENTS
                       -----------------

                                                          PAGE
                                                          ----

Part I

Item 1.   Business                                         3
Item 2.   Properties                                       8
Item 3.   Legal Proceedings                                9
Item 4.   Submission of Matters to a Vote of Security      9
          Holders


Part II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                  9
Item 6.   Selected Financial Data                          10
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of               11
          Operations
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risks                               14
Item 8.   Financial Statements and Supplementary Data      15
Item 9.   Changes In and Disagreements with
          Accountants on  Accounting and Financial         37
          Disclosure


Part III

Item 10.  Directors and Executive Officers                 37
Item 11.  Executive Compensation                           40
Item 12.  Security Ownership of Certain Beneficial         41
          Owners and Management
Item 13.  Certain Relationships and Related                42
          Transactions


Part IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports On Form 8-K                          45

          Signatures                                       46

                               PART I

Item 1.   BUSINESS

The Company

   Motors  and  Gears, Inc. (the "Company") was incorporated  in  the
State of Illinois on September 8, 1995. On November 1, 1996, the Company effected a reincorporation merger whereby MK Group, Inc., an Illinois corporation, was merged with and into the Company, with the Company being the surviving entity. The Company is a direct, wholly-owned subsidiary of Motors and Gears Holdings, Inc., a Delaware corporation ("Parent"). The Parent is a majority owned subsidiary of Jordan Industries, Inc. ("JII"), a private holding company which owns and manages a widely diversified group of operating companies. Preferred shares of stock of the Parent owned by JII represent approximately an 82% ownership interest of the Parent. All remaining preferred stock and common stock is owned by executive officers and directors of the Company and other employees of JII. The Company was organized by JII to acquire and operate companies in the motors, gears and motion control industries. The Company and its subsidiaries are included in JII's consolidated financial statements, and will continue to be part of the JII consolidated group for financial reporting and tax purposes until the redemption of the Parent's Junior Preferred Stock or until such time as the Company can no longer be consolidated for federal income tax purposes.

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

Business Segment Information

   The Company operates in two separate business segments; electric motors ("motors") and electronic motion control systems ("controls"). The Company entered the controls business segment through the acquisition of two companies during 1997(see Note 1 to the Company's consolidated financial statements). See Note 12 to the Company's consolidated financial statements for financial segment data.

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

Backlog

   The Company's approximate backlog of unfilled orders at the dates specified was as follows:

                                 Backlog
          Year Ended             (Dollars
         December 31,               in
                                thousands)
         -----------          -------------

             1999
            Motors               $54,279
           Controls               26,587
                                  ------
                                 $80,866
                                  ======
             1998
            Motors               $57,831
           Controls               19,079
                                  ------
                                 $76,910
                                  ======

   The Company will ship substantially all of its 1999 year-end backlog during 2000.

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

International Operations

   The  Company currently operates six manufacturing facilities,  one
research  and development facility and one warehouse in Europe.   See
Note 12 to the Company's consolidated financial statements.

Employee and Labor Relations

   As of December 31, 1999, the Company employed approximately 2,050 employees, of which approximately 1,450 were non-union and 600 were represented by unions. The Company has experienced no work stoppages since inception. It considers its relations with its employees to be excellent.

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



Item 2.   PROPERTIES

   The Company's headquarters are located in an approximately 43,700 square foot office space in Deerfield, Illinois that is provided by JII pursuant to the Transition Agreement (see Item 13 "Certain Relationships and Related Transactions"). The Transition Agreement expires in December 2007.

   The principal properties of the Company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 1999, are set forth in the table below:


                                                                         Square      Owned/           Lease
                              Location                    Use             Feet       Leased         Expiration

                    Des Plaines, IL             Design/                     38,000   Leased    September 2000
                                                Administration
   Subfractional    Des Plaines, IL             Manufacturing               45,000   Leased    September 2000
      Products      Darlington, WI              Manufacturing               68,000   Leased    September 2005
                    Richland Center, WI         Manufacturing               45,000   Leased    September 2000
                    Des Plaines, IL             Administration/            112,000   Leased    January 2004
                                                Manufacturing
-------------------------------------------------------------------------------------------------------------------
                    Akron, OH                   Manufacturing               43,000    Owned
                    Stow, OH                    Administration               7,000   Leased    September 2000
                    Middleport, OH              Manufacturing               85,000    Owned
                    Cuyahoga Falls, OH          Manufacturing               63,000   Leased    October 2003
    Fractional/     Alamagordo, NM              Manufacturing               25,800   Leased    October 2002
      Integral      Casalmaggiore,              Administration/            100,000    Owned
     Horsepower       Italy                     Manufacturing
      Products      Varano, Italy               Manufacturing               30,000    Owned
                    Bedonia, Italy              Manufacturing                8,000   Leased    March 2005

                    Genova, Italy               Research &                  33,000   Leased    July 2002
                                                Development/
                                                Manufacturing
                    Reggio Emilia,              Manufacturing/              30,000   Leased    August 2002
                             Italy Distribution
                    Palo Alto, CA               Product Design &             1,000   Leased    April 2000
                                                Development
                    Carrollton, TX              Manufacturing/              29,000   Leased    September 2004
                                                Administration
                    Dewitt, NY                  Manufacturing               18,500   Leased    July 2000
                    Eternoz, France             Manufacturing/              15,000   Leased    October 2004
                                                Administration
                    Syracuse, NY                Manufacturing               45,000   Leased    December 2004
                    Syracuse, NY                Manufacturing/              49,600    Owned
                                                Administration
                    Putzbrunn, Germany          Warehouse                    1,200   Leased    July 2000
-------------------------------------------------------------------------------------------------------------------
                    Troy, MI                    Manufacturing/              29,000   Leased    January 2003
       Motion                                   Administration
      Control       Rancho Cordova, CA          Manufacturing/              40,000   Leased    May 2001
      Systems                                   Administration
                    Rancho Cordova, CA          Administration              45,000   Leased    May 2001
-------------------------------------------------------------------------------------------------------------------
     Gears and      Grand Rapids, MI            Manufacturing/              45,000    Owned
     Gearboxes                                  Administration
                    Oakwood Village, OH         Manufacturing/              25,000   Leased    January 2004
                                                Administration


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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1999.


                               PART II


Item 5.   MARKET  FOR  THE  REGISTRANT'S COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

   The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At December 31, 1999, all common stock of the Company was held by the Parent.

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

                                                                               Predecessor
                                                                               and Company
                                                                               Combined (2)                    Predecessor (4)
                                                 Company                                       Company (3)
------------------------------------------------------------------------------------------------------------------------------
                                                                                              September 23,      January 1,
                                                                                                 Through           Through
                                                 Year Ended December 31,                       December 31,     September 22,
                              ---------------------------------------------------------------
                              ------------ ----------- ----------- ----------- --------------
                                 1999        1998        1997        1996          1995            1995             1995
                                 ----        ----        ----        ----          ----            ----             ----

Statement of Operations
Data: (1)
  Net sales                     $307,877    $275,833    $148,669   $117,571       $ 63,979       $ 24,684          $39,295
    Gross profit,
      excluding
      depreciation               111,119      95,380      51,585     41,820         23,437          8,255           15,182
    Depreciation                   5,549       4,492       4,311      2,960            516            415              101
    Amortization                   9,045       8,235       4,704      4,118            840            840                -
    Operating income              50,597      42,324      27,684     23,229         16,369          4,753           11,616
    Interest expense              33,802      32,994      22,363     11,134          2,412          2,412                -
    Income taxes (5)               8,698      (3,072)      2,429      5,290          1,232            948              284
    Net income                     8,618      13,098       3,355      4,834         12,964          1,360           11,604

Supplemental pro forma and
other data:
    Pro forma income
     taxes (6)                  $      -    $      -    $      -   $      -        $ 4,755       $      -          $ 4,755
    Pro forma net
     income                        8,618      13,098       3,355      4,834          8,493          1,360            7,133

Balance sheet data (at end
of period):  (1)
    Working capital             $ 69,363    $ 67,922    $ 65,074   $ 25,632       $ 14,747       $ 14,747          $ 7,697
    Total assets                 382,586     388,821     335,144    175,530        145,387        145,387           14,409
    Long-term
     obligations
     including current
     portion                     313,179     325,816     283,672    175,067         83,547         83,547                -
    Stockholder's
     equity (net
     capital
     deficiency)                  24,159      22,613       7,552    (15,787)        45,925         45,925            9,218

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

Acquisitions

   A substantial portion of the Company's growth during 1999, 1998 and 1997 is the result of acquisitions. Each of the acquisitions during this three year period have been accounted for under the purchase method of accounting and are included in the Company's consolidated financial statements from their respective dates of acquisition. As a result of these acquisitions, the Company's combined results for 1999, 1998 and 1997 are not directly comparable.

Results of Operations

   The following financial information presents the results of operations of the Company for the years ended December 31, 1999, 1998 and 1997. The results of operations of FIR, ED&C, Motion Control, ADC and Euclid are included in the consolidated results of operations since their acquisition on June 12, 1997, October 27, 1997, December 18, 1997, May 15, 1998 and December 31, 1998,
respectively.

                                       Year Ended December 31,
                                                  1998      1997
                                    1999 (1)       (1)       (1)
                                        (Dollars in thousands)

Net sales                          $307,877  $275,833    $148,669
Gross profit (excluding             111,119   95,380       51,585
depreciation)
EBITDA(2)                           65,192    55,051       36,699
Operating income                    50,597    42,324       27,684
Interest expense                    33,802    32,994       22,363

Gross margin (excluding                          34.6%   34.7%
depreciation)(3)                    36.1%
EBITDA margin(3)                    21.2         20.0    24.7
Operating margin(3)                 16.4         15.3    18.6

(1) With the acquisition of ED&C and Motion Control during 1997, the results of operations include operations for both the motors and controls segments. The controls segment accounted for $72,503, $61,603 and $3,030 of net sales, $27,545, $23,403 and
  $1,201 of gross profit (excluding depreciation), $11,291, $9,605 and $645 of EBITDA (earnings before interest, income taxes, depreciation and amortization) and $8,367, $7,124 and $458 of operating income for the years ended December 31, 1999, 1998 and
  1997, respectively. Note that the segment analysis does not include unallocated corporate overhead and management fees in the EBITDA and operating income calculations.
(2) EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability of the Company to service its debt.
(3)    All margins are calculated as a percentage of net sales.

Year  ended  December 31, 1999 compared to year ended  December  31,
1998

    Net sales increased $32.0 million or 11.6% from $275.8 million in 1998 to $307.9 million in 1999. The increase in net sales was primarily driven by the 1998 acquisition of ADC and Euclid which accounted for $21.8 million of the increase. Subfractional motor sales decreased 4.1% in 1999 as compared to 1998 largely due to weakness in the vending markets. Significant difficulties in international markets of a major beverage company are the primary reason for this decline. In 1999, sales of fractional/integral products increased 22.8% including the effects of the 1998
acquisitions,   and   3.2%  excluding  the  effects   of   the   1998
acquisitions. The growth for fractional/integral products is a result of strong performance in the material handling, elevator and floor care markets partially offset by a weak European market and an unfavorable Euro exchange rate. Sales of electronic motion control systems increased by 17.7% mainly attributed to continued strength in the elevator modernization market.

  Operating income increased $8.3 million or 19.5% from $42.3 million in 1998 to $50.6 million in 1999. The primary increase in operating income was a result of the increase in sales discussed above coupled with an improvement in gross margin from 34.6% in 1998 to 36.1% in 1999. The improvement in gross margin is a result of product design changes, manufacturing process improvements and material cost savings experienced throughout the Company due to efforts put forth by the Company's sourcing council. Improvements in gross margin were partially offset by increases in selling, general and administrative expenses primarily as a result of the 1998 acquisitions and increases in depreciation due to the 1998 acquisitions and due to a new systems implementation at one of the Company's subsidiaries.

   The income tax benefit during 1998 is primarily the result of reducing the Company's valuation allowance by $9.7 million related to deferred tax assets arising from the Company's acquisition of Imperial on November 7, 1996 from an affiliate. The deferred tax assets pertain to additional tax bases in certain assets related to this transaction. The valuation allowance was reversed due to continued profitable domestic operating results and based on management's assessment that it is more likely than not that all of the net deferred tax assets will be realized through future taxable earnings, or implementation of tax planning strategies.

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

   Operating activities. Net cash provided by operating activities for the year ended December 31, 1999 was $28.0 million, compared to $11.7 million provided from operating activities during the same period in 1998. The increase in cash from operating activities is primarily due to improved working capital performance.

   Investing activities. Net cash used in investing activities was $7.8 million in 1999 and $70.3 million in 1998. $65.8 million of the cash used in investing activities in 1998 was related to the 1998 acquisitions and the Company's investment in an affiliated company.

   Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, is approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest on the Junior Seller Notes will be approximately $0.8 million in 2000.

   The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million to fund acquisitions and provide working capital and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by M&G Industries' subsidiaries, and secured by pledges of the stock of M&G Industries' subsidiaries and liens in respect of certain assets of M&G Industries and its subsidiaries. As of March 13, 2000, the Company has approximately $52.5 million of available funds under this Credit Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

   The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line-of-credit agreement. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.

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

Impact of Year 2000

   The Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The total cost of the Year 2000 project was approximately $3.3 million and was funded through operating cash flows and capital leases. The majority of these costs have been capitalized as they relate to new software and equipment.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 1999 the Company had variable rate debt outstanding of $28.0 million with an interest rate of approximately 8.75%. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.3 million. The Company does not believe that its market risk financial instruments on December 31, 1999 would have a material effect on future operations or cash flow.

   The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                     PAGE
                                                      NO.

Reports of Independent Auditors                       16

Consolidated  Balance Sheets as  of  December  31,
1999                                                  19
and 1998

Consolidated  Statements of Income for  the  years
ended December 31, 1999, 1998 and 1997                20

Consolidated    Statements    of    Changes     in
Shareholder's Equity (Net Capital Deficiency)  for
the years ended December 31, 1999, 1998 and 1997      21

Consolidated  Statements of  Cash  Flows  for  the
years ended December 31, 1999, 1998 and 1997          22

Notes to Consolidated Financial Statements            23

                   REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholder
Motors and Gears, Inc.



We have audited the accompanying consolidated balance sheets of Motors and Gears, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 34% and 34% as of December 31, 1999 and 1998, respectively, and net sales constituting 33% and 34% for the years ended December 31, 1999 and 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motors and Gears, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                              ERNST & YOUNG LLP


Chicago, Illinois
March 7, 2000

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Motion Control Engineering, Inc.:



We have audited the balance sheets of MOTION CONTROL ENGINEERING, INC. (a California corporation and a wholly-owned subsidiary of Motors & Gears, Inc.) as of December 31, 1999 and 1998, and the related statements of income, shareholders' equity and cash flows for the years then ended and for the 13 days ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motion Control Engineering, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and for the 13 days ended December 31, 1997 in conformity with generally accepted accounting principles.



                              ARTHUR ANDERSEN LLP



Sacramento, California
  January 21, 2000

                    INDEPENDENT AUDITOR'S REPORT



The Board of Directors
FIR Group Holding Italia S.p.A.



           We have audited the consolidated balance sheets of Fir Group Holding Italia S.p.A. (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of income for the years then ended, and the related consolidated statements of retained earnings and cash flow for the year ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1999 and 1998, and the results of its operations for the years then ended and its cash flow for the year ended October 31, 1999, in conformity with generally accepted accounting principles.



                              PRICEWATERHOUSECOOPERS S.p.A.


Bologna, 26 January 2000

                       MOTORS AND GEARS, INC.
                     CONSOLIDATED BALANCE SHEETS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                      December 31,
                                                    1999       1998
ASSETS
Current assets:
  Cash and cash equivalents                      $ 11,260   $  7,016
  Accounts receivable, net of allowance of $850
and $734                                         53,473     51,969
at December 31, 1999 and 1998, respectively
  Inventories                                    44,146     43,318
  Prepaid expenses and other current assets                     3,058
                                                 4,035
     Total current assets                        112,914    105,361

Property, plant and equipment-Net                21,562     22,268
Goodwill-Net                                     223,561    232,058
Deferred financing costs-Net                     12,392     14,182
Deferred income taxes                            2,851      4,868
Investment in affiliate                          7,285      7,285
Other non-current assets                            2,021      2,799
     Total assets                                $382,586
                                                            $388,821

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable                               $ 22,670   $ 23,832
  Accrued interest payable                       4,986      4,756
  Accrued expenses and other current liabilities 12,081     7,274
  Due to affiliated company                      2,185      1,216
  Current portion of long term debt                 1,629        361
     Total current liabilities                   43,551     37,439

Long term debt                                   311,550    325,455
Other non-current liabilities                    3,326      3,314

Shareholder's equity:
  Common stock, $.01 par value, 100,000 shares
    authorized, issued and outstanding           1          1
  Additional paid-in capital                     50,005     50,005
  Accumulated other comprehensive income         (5,125)    1,947
  Accumulated deficit                                        (29,340)
                                                 (20,722)
     Total shareholder's equity                    24,159     22,613

     Total liabilities and shareholder's equity  $382,586   $388,821


    See accompanying notes to consolidated financial statements.


                       MOTORS AND GEARS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                         Year Ended December 31,
                                                            ----------------------------------------------------
                                                            ----------------- ---------------- -----------------
                                                                 1999              1998             1997
                                                                 ----              ----             ----

Net sales                                                       $307,877          $275,833          $148,669
Cost of sales, excluding depreciation                            196,758           180,453            97,084
Selling, general and administrative expenses,
excluding depreciation                                            42,862            37,559            13,370
Depreciation                                                       5,549             4,492             4,311
Amortization of goodwill and other intangibles                     9,045             8,235             4,704
Management fees to affiliated company                              3,066             2,770             1,516
                                                                --------          --------          --------
Operating income                                                  50,597            42,324            27,684

Other (income) expense:
     Interest expense                                             33,802            32,994            22,363
     Interest income                                                (390)             (806)             (463)
     Miscellaneous, net                                             (131)              110                 -
                                                                --------          --------          --------
Income before income taxes                                        17,316            10,026             5,784
Provision/(benefit) for income taxes                               8,698            (3,072)            2,429
                                                                --------          --------          --------

Net income                                                      $  8,618          $ 13,098          $  3,355
                                                                ========          ========          ========








    See accompanying notes to consolidated financial statements.



                             MOTORS AND GEARS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (NET CAPITAL
                                   DEFICIENCY)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                                                                         Total
                                                                                      Accumulated      Retained       Shareholder's
                                                    Common Stock        Additional       Other         Earnings          Equity
                                               ------------------------
                                               ------------------------
                                                Number of                 Paid-in    Comprehensive   (Accumulated     (Net Capital
                                                                                                                 -
                                                 Shares      Amount       Capital        Income        Deficit)        Deficiency)
                                               -----------------------------------------------------------------------------------


Balance at December 31, 1996                      100,000      $     1     $30,005       $     -        $(45,793)        $(15,787)
  Capital contribution from Parent                      -            -      20,000             -               -           20,000
  Foreign currency translation adjustment               -            -           -           (16)              -              (16)
  Net Income                                            -            -           -             -           3,355            3,355
                                                                                                                          -------
  Comprehensive Income                                  -            -           -             -               -            3,339
                                                  -------      -------     -------       -------        --------          -------

Balance at December 31,1997                       100,000            1      50,005           (16)        (42,438)           7,552
  Foreign currency translation adjustment               -            -           -         1,963               -            1,963
  Net Income                                            -            -           -             -          13,098           13,098
                                                                                                                          -------
  Comprehensive Income                                  -            -           -             -               -           15,061
                                                  -------      -------     -------       -------        --------          -------

Balance at December 31,1998                       100,000            1      50,005         1,947         (29,340)          22,613
  Foreign Currency translation adjustment               -            -           -        (7,072)              -           (7,072)
  Net Income                                            -            -           -             -           8,618            8,618
                                                                                                                          -------
  Comprehensive Income                                  -            -           -             -               -            1,546
                                                  -------      -------     -------       -------        --------          -------

Balance at December 31, 1999                      100,000      $     1     $50,005       $(5,125)       $(20,722)         $24,159
                                                  =======      =======     =======       =======        ========          =======








          See accompanying notes to consolidated financial statements.

                       MOTORS AND GEARS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                            Year Ended December 31,
                                           1999       1998      1997

Cash flows from operating activities:
 Net income                              $ 8,618    $13,098   $  3,355
Adjustments to reconcile net income to
net cash
provided by operating activities:
   Depreciation and amortization          15,884     14,018     10,070
   Provision/(benefit) for deferred        1,133     (5,917)       772
     income taxes

Changes in operating assets and
liabilities (net
 of effects from acquisitions):
   Accounts receivable                    (1,503)   (6,897)     (3,645)
   Inventories                              (828)   (3,017)      1,323
   Prepaid expenses and other                (95)   (1,482)      2,205
   Accounts payable                       (1,161)    3,648         593
   Accrued expenses and other              5,037    (2,603)      4,813
   Non-current assets & liabilities          (54)    1,081         (29)
   Payables to affiliated company            969      (272)       (218)
   Net cash provided by operating         28,000    11,657      19,239
activities

Cash flows from investing activities:
   Capital expenditures, net              (4,171)   (4,964)     (1,497)
   Acquisition of subsidiaries            (3,596)  (58,486)   (121,053)
   Cash acquired in acquisition of            -        412       4,462
     subsidiaries
   Investment in affiliate                    -     (7,285)       -
   Net cash used in investing activities  (7,767)  (70,323)   (118,088

Cash flows from financing activities:
   Proceeds from revolving credit facility 25,000   59,000      72,500
   Repayment of long-term debt               (414)  (2,307)        (33)
   Repayment of borrowings under revolving
   credit facility                        (38,000) (18,000)    (72,500)
   Proceeds from debt issuances -            -        -        104,500
   Senior Notes
   Payment of financing costs               -         -         (6,749)
   Proceeds from capital contribution       -         -         20,000
   from parent
   Payment of consent fee to
    bondholders                             -       (2,550)       -
   Net cash (used in)/provided by
   financing activities                   (13,414)  36,143     117,718
Effect of exchange rate changes on cash    (2,575)     659          -

Net increase/(decrease) in cash and         4,244  (21,864)     18,869
cash equivalents

Cash and cash equivalents at beginning     7,016     28,880     10,011
of period
Cash and cash equivalents at end of      $11,260    $ 7,016   $ 28,880
period


Supplemental disclosures of cash flow
information:
Cash paid during the period for:
   Third Party Interest                  $32,275    $31,286   $20,981
   Income taxes                            5,576      5,257       515
Non cash investing activities:
   Capital leases                          1,284      1,325       107



    See accompanying notes to consolidated financial statements.

                       MOTORS AND GEARS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)


1. Description of Business and Acquisitions

   Motors and Gears, Inc. (Company), a wholly-owned subsidiary of Motors and Gears Holdings, Inc. (Parent), a majority-owned subsidiary of Jordan Industries, Inc. (JII), operates in the motion control industry.

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

   On December 18, 1997, the Company purchased all of the stock of Motion Control Engineering, Inc. ("Motion Control") for $53,942. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $10,071; property and equipment of $1,428; covenants not to compete of $1,005; other long-term assets and liabilities of ($12); and resulted in an excess purchase price over net identifiable assets of $41,450. The Company also has a contingent purchase price agreement relating to the acquisition of Motion Control. The contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels set substantially above the historical experience of Motion Control at the time of acquisition. Motion Control manufactures electronic motion control products for elevator markets, primarily the elevator modernization market. Motion Control's customers are located mainly in the United States.

  On May 15, 1998, the Company acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $59,157. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property and equipment of $4,088;
covenants not to compete of $662; other long-term assets and liabilities of $(51); and resulted in an excess purchase price over net identifiable assets of $45,113. The Company also has a contingent purchase price agreement relating to the acquisition of ADC. The contingent purchase price is dependent upon the acquired entity's results of operations for 1998 and 1999 exceeding certain targeted levels set substantially above the historical experience of

ADC at the time of acquisition. Under this agreement the Company paid $3,200 in 1999 related to 1998 operations and expects to pay an additional $3,200 in 2000 related to 1999 performance. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures some of its own production equipment as well as electric motor components known as commutators.

   On December 31, 1998, the Company, through its wholly-owned subsidiary Imperial, acquired all of the outstanding stock of Euclid Universal Corporation ("Euclid") for $2,039. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $772; property and equipment of $953; other long-term assets and liabilities of ($498); and resulted in an excess purchase price over net identifiable assets of $812. Euclid designs and manufactures speed reducers, customer gearing, right angle gearboxes and transaxles for use in a wide array of industries including material handling, healthcare and floor care. Euclid has strong technical expertise in the areas of worm, spur and helical gearing.

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

  Unaudited annual pro forma information with respect to the Company as if the 1998 acquisitions had occurred on January 1, 1998, is as follows:

                                       Unaudited Year
                                     Ended December 31,
                                            1998

          Net Sales                      $296,234
          Income before income taxes       11,954
          Net Income                     $  6,574


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

Inventories

  Inventories are stated at the lower of cost or market. Inventories valued at either average or first-in, first-out (FIFO) cost, accounted for approximately 77% and 74% of the Company's inventories at December 31, 1999 and 1998, respectively. All other inventories are valued using the last-in, first-out (LIFO) cost, which approximated current cost at December 31, 1999.

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

   The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:


                   Buildings                    5 to 33 years
                   Machinery and equipment      3 to 10 years
                   Dies and tooling             2 to 5 years
                   Furniture and fixtures       3 to 7 years
                   Vehicles                     3 to 5 years


Foreign Currency Translation

   In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the balance sheet date rates while income and expenses are translated at the weighted-average exchange rates for the year. The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. Gains or losses resulting from the translations of foreign currency financial statements are deferred and classified as a separate component of shareholder's equity.

Intangible Assets

  Goodwill is being amortized using the straight-line method over 30 years at Merkle-Korff, FIR, ED&C, Motion Control and ADC and up to 40 years at Imperial. Goodwill at December 31, 1999 and 1998 is net of accumulated amortization of $29,198 and $20,900, respectively. The covenants not to compete are being amortized using the straight-line method over the respective terms of the agreements. The covenants not to compete at December 31, 1999 and 1998 are net of accumulated amortization of $1,806 and $1,174, respectively.
Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Deferred financing costs at December 31, 1999 and 1998 are net of accumulated amortization of $4,807 and $3,016, respectively. Amortization of deferred financing costs is included in interest expense.

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

Adoption of Accounting Principles

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which is required to be adopted in fiscal quarters beginning after June 15, 2000. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedged must be adjusted to fair value through income. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Management believes the adoption of this statement will not have a material effect on the Company.

Financial Instruments

   The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Subordinated Notes, and the revolving credit facility. The fair values of the Company's financial instruments are not materially different from their carrying values at December 31, 1999.

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

3. Inventories

  Inventories consist of the following:

                                                    December 31,
                                           ---------------------------------
                                                1999              1998
                                                ----              ----
          Raw materials                         $27,262          $27,101
          Work in process                        12,086           10,626
          Finished goods                          4,798            5,591
                                                -------          -------
                                                $44,146          $43,318
                                                =======          =======


4. Property, Plant, and Equipment

  Property, plant, and equipment consists of the following:

                                                          December 31,
                                                  ----------------------------
                                                    1999              1998
                                                    ----              ----
   Land, buildings and improvements               $ 8,103           $ 8,069
   Machinery and equipment                         27,615            25,716
   Furniture and fixtures                           6,321             3,127
   Other (vehicles, dies and tooling)               7,770             7,965
                                                  -------           -------
                                                   49,809            44,877
   Less: Accumulated depreciation
      and amortization                            (28,247)          (22,609)
                                                  -------           -------

                                                  $21,562           $22,268
                                                  =======           =======

5. Short Term Notes Payable

     FIR has a number of short-term borrowing facilities available from various banks. The total amount available under these facilities is approximately $14,000 at interest rates ranging from 3.5% to 5.5% at December 31, 1999. There were no outstanding borrowings under these arrangements at December 31, 1999 and 1998. A portion of these facilities are secured by FIR's assets and a portion are in the form of overdraft coverage.

6. Income Taxes

     Pretax income was taxed in the following jurisdictions:


                                        Year Ended December 31,
                             ------------------------------------------------
                                 1999             1998             1997
                                 ----             ----             ----
   Domestic                   $14,328           $ 4,738           $4,679
   Foreign                      2,988             5,288            1,105
                              -------           -------           ------

                              $17,316           $10,026           $5,784
                              =======           =======           ======

     The provision/(benefit) for income taxes consists of the following:

                                                      Year Ended December 31,
                                         -------------------------------------------------
                                           1999                    1998            1997
                                           ----                    ----            ----
 Current:
    Federal                               $4,167                $  (954)        $   898
    State                                    981                    (40)            217
    Foreign                                2,417                  3,839             542
                                          -------               -------         -------
    Total current                          7,565                  2,845           1,657

 Deferred:
    Federal                                1,037                 (5,223)            684
    State                                    211                   (667)            151
    Foreign                                 (115)                   (27)            (63)
                                          ------                -------          ------
    Total deferred                         1,133                 (5,917)            772
                                          ------                -------          ------

 Provision/(benefit) for income taxes     $8,698                $(3,072)         $2,429
                                          ======                =======-         ======



     The provision/(benefit) for income taxes differs from the amount of income tax provision computed by applying the U.S. federal income tax rate to income before income taxes. A reconciliation of the differences is as follows:

                                                                       Year Ended December 31,
                                                          ----------------------------------------------------
                                                                1999             1998               1997
                                                                ----             ----               ----
 Computed statutory tax provision                             $5,887            $ 3,409           $1,967
      Increase resulting from:
           State and local taxes, net of
             federal benefit                                     800                463              243
           Higher effective foreign tax rate
                                                               1,305              2,014              103
           Change in valuation allowance                           -             (9,714)               -
           Previously unrecorded deferred
             Taxes                                                 -                448                -
           Nondeductible amortization                            833                674              181
           Other                                                (127)              (366)             (65)
                                                              ------            -------           ------

 Provision/(benefit) for income taxes                         $8,698            $(3,072)          $2,429
                                                              ======            =======           ======


   The change in the Company's valuation allowance is related to deferred tax assets arising from the Company's acquisition of a subsidiary on November 7, 1996 from an affiliate. The deferred tax assets pertain to additional tax bases in certain assets related to this transaction. The valuation allowance was reversed due to continued profitable domestic operating results and based on management's assessment that it is more likely than not that all of the net deferred tax assets will be realized through future taxable earnings, or implementation of tax planning strategies.

     Deferred tax liabilities and assets are comprised of the following:

                                                                     December 31,
                                                            ---------------------------------
                                                                 1999              1998
                                                                 ----              ----
   Deferred tax liabilities:
        Goodwill                                                $ 5,973            $ 5,075
        Property, plant and equipment                               184                232
   Foreign deferred taxes                                           478                  -
        Other                                                        67                 66
                                                                -------            -------

   Total deferred tax liabilities                                 6,702              5,373

   Deferred tax assets:
        Property, plant and equipment                             3,931              4,173
        Intangibles other than goodwill                           5,070              5,785
        Vacation accrual                                            407                364
   State tax                                                        610                  -
        Franchise tax                                               262                269
        Employee benefits                                           362                363
        Uniform capitalization                                      133                133
        Allowance for doubtful accounts                             151                 89
        Inventory obsolescence reserve                              352                 84
   Warranty reserve                                                 196                117
   Other                                                            219                120
                                                                --------           -------

   Total deferred tax assets                                     11,693             11,497
                                                                -------            -------
   Net deferred tax assets                                      $ 4,991            $ 6,124
                                                                =======            =======


     During 1998, the Company recorded $262 of net deferred tax assets in connection with acquisitions.

7. Long Term Debt


     Long-term debt consists of the following:
                                                                     December 31,
                                                         --------------------------------------
                                                               1999                 1998
                                                               ----                 ----
     Series D Senior Notes, including $3,500 and
      $4,000 of Unamortized premium at December             $273,500
      31, 1999 and 1998, respectively (A)                                      $274,000
     Revolving Credit Facility (A)                            28,000             41,000
     Subordinated Notes Payable (B)                            8,850              8,850
     Capital leases (C)                                        2,829              1,966
                                                            ---------          --------
                                                             313,179            325,816
     Current Portion                                          (1,629)              (361)
                                                            --------            -------
                                                            $311,550           $325,455
                                                            =========          ========


   (A) On February 23, 1998, the Company completed an exchange offer under which $270,000 of 10 _% Series D Senior Notes ("D Notes") were exchanged for the $170,000 of B Notes and the $100,000 of C Notes which were issued and outstanding prior to 1998. The terms of the D Notes are substantially identical to the terms of the B and C Notes.

        Interest on the D Notes is payable in arrears on May 15 and November 15 of each year. The D Notes are unsecured obligations of the Company and mature on November 15, 2006. The D Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2001. The Indenture relating to the D Notes contains certain covenants which, among other things, restricts the ability of the Company to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transactions with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

        The fair value of the Senior Notes was $267,300 at December 31, 1999. The fair value was calculated by multiplying the face amount by the market price at December 31, 1999.

        The Company's Credit Agreement, expiring November 7, 2001, is in the form of a revolving credit facility and provides for borrowings of up to $75,000. Borrowings bear interest at a floating rate of LIBOR plus 2.25% (8.75% at December 31, 1999) or base rate plus 1.25% (9.75% at December 31, 1999), subject to reduction based on the Company's leverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to reduction based on the Company's leverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. Borrowings outstanding under the revolving credit facility at December 31, 1999 and 1998 were $28,000 and $41,000, respectively.

        The Credit Agreement contains covenants which, among other things, provide for a minimum level of interest coverage, as defined, and limit the Company's ability to incur additional indebtedness, create liens, make restricted payments, engage in affiliate transactions or mergers and consolidations, and make asset sales.

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

  (C) Interest rates on capital leases range from 3.9% to 8.4% and mature in installments through 2005.

   The future minimum lease payments as of December 31, 1999 under capital leases consist of the following:


                2000                      $  827
                2001                         745
                2002                         690
                2003                         660
                2004                         405
                Thereafter                    43
                                          ------
                  Total                    3,370
                Less amount representing
                Interest                    (541)
                                           -----
               Present value of future
                Minimum lease payments    $2,829
                                          ======

    The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 1999.

  Aggregate maturities of long-term debt at December 31, 1999 are as follows:


                2000                      $  1,629
                2001                        29,842
                2002                         5,682
                2003                         2,098
                2004                           387
                Thereafter                $273,541

8. Leases

   The Company leases certain land, buildings, and equipment under noncancellable operating lease agreements expiring in various years through 2007. Minimum future lease payments, by year, under noncancellable operating leases including those with related parties (Note 10), are as follows at December 31, 1999:

                 2000                        $2,547
                 2001                         1,780
                 2002                         1,710
                 2003                         1,504
                 2004                           746
                 Thereafter                  $1,715

   Total rent expense was $3,586, $3,777 and $1,951 for the years ended December 31, 1999, 1998 and 1997, respectively.

9. Benefit Plans

    Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,451, $1,353 and $671 for the years ended December 31, 1999, 1998 and 1997, respectively.

   FIR provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the employ of the Company and approximated $2,900 and $3,069 at December 31, 1999 and 1998, respectively.

10.  Related Party Transactions

  Services Agreements. Until July 24, 1997, the Parent and its subsidiaries (including the Company) had been charged an annual management and advisory fee by JII equal to 1.0% of its net sales. Management and advisory fees charged to the Company were approximately $800 for the period from January 1, 1997 to July 24, 1997. The Company was also obligated to pay to The Jordan Company
(i) an investment banking and sponsorship fee of up to 2.0% of the purchase price of certain acquisitions or sales involving the Company or any of its subsidiaries, (ii) a financial consulting fee of up to 1.0% of any debt, equity or other financing arranged by the Company with the assistance of The Jordan Company and (iii) reimbursement for out-of-pocket costs; provided, that such fees may be paid, in whole or in part, to JII, upon the mutual agreement of the board of directors of JII and The Jordan Company. These arrangements were terminated as of July 25, 1997 and replaced with five new types of agreements and arrangements which are described below.

   First, the Company and each of its subsidiaries entered into a new advisory agreement (the "New Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries are charged by JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $36, $1,092 and $2,379 in 1999, 1998, and for the period from July 25, 1997 to December 31, 1997, respectively); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates (which were $0, $400 and $1,045 in 1999, 1998 and for the period from July 25, 1997 to December 31, 1997, respectively); and (iii) reimbursement for The Jordan Company's or JII's out-of-pocket costs in connection with providing such services (which were $0, $100 and $0 in 1999, 1998 and for the period from July 25, 1997 to December 31, 1997, respectively). The New Subsidiary Advisory Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

   Second, the Company and each of its subsidiaries entered into a management consulting agreement (the "New Subsidiary Consulting Agreement"), pursuant to which they are charged by JII annual consulting fees of 1.0% of the Company's net sales for such services and are required to reimburse JII for its out-of-pocket costs related to its services. The New Subsidiary Consulting Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the New Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $2,739, $2,770 and $700 for the years ended December 31, 1999, 1998 and for the period from July 25, 1997 to December 31, 1997, respectively.

   Third, the Company and each of its subsidiaries entered into a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company is charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries. In accordance with this agreement, such charges were $1,593, $1,214 and $341 for the years ended December 31, 1999, 1998 and for the period from July 25, 1997 to December 31, 1997, respectively. The JI Properties Services Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

   Fourth, JII refined the allocation of its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, in order to more closely match these overhead charges with the revenues and usage of corporate overhead by JII and its subsidiaries. Under this agreement, the Company's allocable portion of corporate expenses was $2,152, $2,136 and $690 for the years ended December 31, 1999, 1998 and for the period from July 25, 1997 to December 31, 1997, respectively.

   Fifth, the Company and JII entered into the transition agreement (the "Transition Agreement") pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the operations of the Company. The Company reimburses JII for services provided pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement expires on December 31, 2000, but is automatically renewed for successive one year periods (unless either party provides prior written notice of non-renewal) through 2007. The Transition Agreement may be terminated by the Company on 90 days' written notice.

   Tax Sharing Agreement. The Company and each of its subsidiaries are party to a Tax Sharing Agreement (the "Tax Sharing Agreement") among JII and each of its consolidated subsidiaries for federal income tax purposes. Pursuant to the Tax Sharing Agreement, each of the consolidated subsidiaries of JII pays to JII, on an annual basis, an amount determined by reference to the separate return tax liability of the subsidiary as defined in Treasury Regulation 1.1552-1(a)(2)(ii). For the years ended December 31, 1999 and 1998, the income tax payments by the Company to JII under the Tax Sharing Agreement were $1,000 and $2,087, respectively. These income tax payments reflected a federal and state income tax rate of approximately 39% of each U.S. subsidiaries' pre-tax income.

    Related Party Leases. The Company leases certain plants, warehouses, and offices under net leases from affiliated entities. Rent expense, including real estate taxes attributable to these leases, amounted to $1,657, $1,602 and $951 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum rental payments required under these leases are as follows:

                2000                         $1,134
                2001                            540
                2002                            540
                2003                            540
                2004                            540
                Thereafter                   $1,575

   Investment in Affiliate. In November 1998, the Company invested $5,600 in Class A Preferred Stock and $1,700 in Class B Preferred Stock of JZ International, Ltd. The Company may make additional investments in JZ International's Class A Preferred Stock up to approximately $5,000. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method. At December 31, 1999 the cost of the investment approximates market value.

  Legal Fees. An individual who is a shareholder, Director, General Counsel and Secretary of the Parent is also a partner in a law firm used by the Company. The firm was paid $180, $388 and $202 in fees and expenses during the years ended December 31, 1999, 1998 and 1997, respectively. The rates charged to the Company were at arms-length.

  Due to affiliated company (JII) consists of:

                                              December 31,
                                        ---------------------------
                                             1999      1998
                                             ----      ----
        Management fee                     $  559    $  232
        Overhead allocation and other       1,626       984
                                           ------    ------
                                           $2,185    $1,216
                                           ======     =====


11.  Additional Purchase Price Arrangements

   The terms of the Company's Motion Control acquisition agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments, if any, under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four year period.

   The terms of the Company's ADC acquisition agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. Subject to the terms and conditions of the agreement, the Company will make payments to the sellers on or before April first immediately following the respective fiscal year during which each such contingent payment is earned. The remaining contingent payments apply to operations of fiscal year 1999. The Company made a payment of $3,200 to the sellers of ADC in March 1999 related to this agreement and expects to pay an additional $3,200 in 2000. These contingent payments are recorded as an addition to goodwill.

12.  Segment Data

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

Measurement of Segment Operating Income and Segment Assets

   The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." No single customer accounts for 10% or more of consolidated net sales. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash and deferred financing fees.

Factors Used to Identify the Enterprise's Reportable Segments

   The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.


     Summary financial information by business segment is as follows:

                                                          Year Ended
                                                         December 31,
                                     -----------------------------------------------------
                                           1999              1998           1997
                                           ----              ----           ----
Net Sales
Motors                                    $235,374          $214,230        $145,639
Controls                                    72,503            61,603           3,030
                                          --------          --------        --------
                                          $307,877          $275,833        $148,669
                                          ========          ========        ========

Operating Income
Motors                                    $ 51,076          $ 43,850        $ 30,588
Controls                                     8,367             7,124             458
Corporate Expenses (1)                      (8,846)           (8,650)         (3,362)
                                          --------          --------        --------
    Total Operating Income                  50,597            42,324          27,684
Interest Expense                           (33,802)          (32,994)        (22,363)
Interest Income                                390               806             463
Miscellaneous, net                             131              (110)              -
                                          --------          --------         -------
  Income before Income Tax                $ 17,316          $ 10,026         $ 5,784
                                          ========          ========         =======

Identifiable Assets
Motors                                    $272,282          $284,215        $211,135
Controls                                    87,207            80,039          79,263
Corporate                                   23,097            24,567          44,746
                                          --------          --------        --------
                                          $382,586          $388,821        $335,144
                                          ========          ========        ========

Capital Expenditures
Motors                                    $  3,087          $  4,164        $  1,392
Controls                                     1,169             1,011             105
                                          --------          --------        --------
                                          $  4,256          $  5,175        $  1,497
                                          ========          ========        ========

Depreciation
Motors                                    $  4,726          $  4,101        $  4,283
Controls                                       823               391              28
                                          --------          --------        --------
                                          $  5,549          $  4,492        $  4,311
                                          ========          ========        ========

Amortization
Motors                                    $  6,945          $  6,146        $  4,544
Controls                                     2,100             2,089             160
                                          --------          --------        --------
                                          $  9,045          $  8,235        $  4,704
                                          ========          ========        ========

     (1) Management fees paid to affiliated company have been included in corporate expenses.

  Summary financial information by geographic area is as follows:


                                                            Year Ended
                                                           December 31,
                                          ------------------------------------------------
                                               1999            1998         1997
                                               ----            ----         ----

Net sales to unaffiliated customers
United States                                 $263,242        $232,880        $133,912
Europe                                          44,635          42,953          14,757
                                              --------        --------        --------
                                              $307,877        $275,833        $148,669
                                              ========        ========        ========

Identifiable assets
United States                                 $ 24,136        $ 22,548        $ 10,371
Europe                                           5,215           6,383           5,075
                                              --------        --------        --------
                                              $ 29,351        $ 28,931        $ 15,446
                                              ========        ========        ========


13. Legal Proceedings

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

14. Subsequent Events

   In December 1999, the Company, through its wholly-owned subsidiary FIR, acquired certain net assets of the L'Europea Electric Hoist division ("L'Europea") from Pramac Industriale for approximately $5,200.

   L'Europea hoists are electric pulleys and elevators used for lifting applications mainly found at construction sites. As FIR's operations are included for periods ending two months prior to the Company's year-end and interim periods (see Note 2) the effects of this transaction are not included in the Company's 1999 results.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

   The following sets forth the names and ages of the Company's directors, executive officers and other key employees and the positions they hold as of the date of this annual report:

    Name              Age          Position with Company

Thomas H. Quinn       52   Chairman
Ron A. Sansom         40   Chief Executive Officer and a Director
Norman Bates          38   Chief Financial Officer
Randall Bays          44   President, Imperial
G. Barry Lawrence     53   President, Gear
John W. Brown         63   Chairman, Merkle-Korff
Paul Boggs            50   President, Merkle-Korff
Paolo Bergamaschi     30   President, FIR
Todd Williams         42   President, Electrical Design
Javad Rahimian        49   President, Motion Control
William Rodgers       65   Chairman, Advanced DC Motors
Michael Dieroff       32   President, Advanced DC Motors
Jonathan F. Boucher   43   Vice President and a Director
John W. Jordan, II    52   Director
David W. Zalaznick    45   Director
John D. Simms, Sr.    72   Director

   Set forth below is a brief description of the business experience of each director and executive officer of the Company.

   Mr. Quinn has served as Chairman of the Company since its inception. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of JII. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of Archibald Candy Corporation, as well as a director of AmeriKing, Inc., Welcome Home, and a number of other privately held companies.

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

  Mr. Brown has served as Chairman of Merkle-Korff since 1999. From 1993 to 1999 Mr. Brown served as Merkle-Korff's President. Prior to that, Mr. Brown held several senior management positions with Merkle-Korff since the 1950's, including Executive Vice President until 1993.

   Mr. Boggs has served as President of Merkle-Korff since 1999. From 1996 through 1999, Mr. Boggs was a Business Team leader for certain motors and controls divisions of General Electric. Prior to that Mr. Boggs held several management and engineering positions with General Electric.

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

   Mr. Dieroff has served as the President of ADC since September 1999. From May 1997 to September 1999, Mr. Dieroff held management positions at ADC. Prior to that, Mr. Dieroff held various management positions at Emerson Electric.

   Mr. Rodgers has served as Chairman of ADC since 1999. From ADC's inception in 1989 through 1999, Mr. Rodgers served as President of ADC. Prior to 1989, Mr. Rodgers held several management positions at Prestolite.

   Mr. Boucher has served as a Vice President and a director of the Company since its inception. Since 1983, Mr. Boucher has been a partner of The Jordan Company, a private merchant banking firm. Mr. Boucher is also a director of JII as well as other privately held companies.

   Mr. Jordan has served as a director of the Company since its inception. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of JII, AmeriKing, Inc., Carmike Cinemas, Inc., Archibald Candy Corporation, Welcome Home, Inc., GFSI, Inc., GFSI Holdings, Inc., Rockshox, Inc. and Apparel Ventures, Inc. as well as other privately held companies.

   Mr. Zalaznick has served as a director of the Company since June 1996. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of JII, AmeriKing, Inc., Carmike Cinemas, Inc., Marisa Christina, Inc., Apparel Ventures, Inc., Jackson Products, Inc., GFSI, Inc. and GFSI Holdings, Inc. as well as other privately held companies.

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

Executive Compensation

   The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 1999 to those persons who were, at December 31, 1999: (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 during such period.


                                         Annual
                                       Compensation
                                                                             Other Annual
Name and Principal Position               Year         Salary     Bonus     Compensation(1)
----------------------------              -----        ------     -----     ---------------
Thomas H. Quinn(2)                        1999           $ 0       $ 0           $ -
   Chairman of the Board
Ron A. Sansom(2)                          1999             0         0             -
   Chief Executive Officer
Norman R. Bates(2)                        1999             0         0             -
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

Compensation Committee Interlock and Insider Participation

  The Board of Directors does not maintain a Compensation Committee. During fiscal 1999, however, Messrs. Boucher, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation. During 1999, certain of the foregoing executive officers of the Company served and currently serve as directors, executive officers and members of a compensation committee of another entity, one of whose executive officers served and currently serves as a director of the Company.

Item  12.   SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

   All of the outstanding common stock of the Company is owned by Parent. The table below sets forth as of March 13, 2000 certain information regarding beneficial ownership of the common stock of Parent held by (i) each of its directors and executive officers who own shares of common stock of Parent, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent indicated as beneficially owned by them, except as otherwise noted.

                                                        Amount of Beneficial Ownership(1)
                                                        -----------------------------------
                                                           Number of        Percentage
                                                             Shares           Owned

Executive Officers and Directors:
Ron A. Sansom                                                   300.0000       1.5%
John W. Jordan II(2)(3)(4)(5)                                 7,136.8809       36.2
David W. Zalaznick(2)(4)(6)                                   3,531.2473       17.9
Jonathan F. Boucher(2)                                        1,116.5587       5.7
Thomas H. Quinn(2)                                            1,799.7294       9.1
All directors and executive officers as a
 Group (12 persons)                                          13,884.4163       70.5

Other Principal Stockholders:
Jordan Industries, Inc(7)                                         0.0000       0.0%
Leucadia Investors, Inc.                                      2,019.7802      10.3%
JII Partners Limited Partnership(8)                           1,500.0000       7.6

(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of March 13, 2000, there were 19,700 shares of common stock of Parent issued and outstanding.
(2) Does not include shares of common stock of Parent owned by JII Partners Limited Partnership as to which the named individuals disclaim beneficial ownership.
(3) Includes 0.1650 shares held personally and 7,136.7159 shares held by the John W. Jordan II Revocable Trust. Does not include
  51.025 shares held by Daly Jordan O'Brien, the sister of Mr. Jordan. 51.025 shares held by Elizabeth O'Brien Jordan, the mother of Mr. Jordan or 51.025 shares held by George C. Jordan, Jr., the brother of Mr. Jordan.
(4) Does not include 16.4973 shares held by the Jordan/Zalaznick Capital Company or 577.4053 shares held by JZ Equity Partners PLC, a publicly traded U.K. investment trust advised by an affiliate of The Jordan Company (which is controlled by Messrs. Jordan and Zalaznick).
(5)Does not include 535.8871 shares held by The Jordan Family Trust, of which John W. Jordan II, George C. Jordan, Jr. and G. Robert Fisher are the Trustees.
(6)Does not include 13.5558 shares held by Bruce H. Zalaznick, the brother of Mr. Zalaznick.
(7)JII owns all of the issued and outstanding junior preferred stock of Parent. The junior preferred stock entitles JII to approximately 82% of the voting power as of the date hereof. The principal address of JII is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL 60015.
(8)JII Partners Limited Partnership is an investment partnership whose partners include certain officers and employees of JII and its affiliates. The principal address of JI Partners is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL 60015.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Services Agreements. The Company and each of its subsidiaries are parties to an advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries will pay JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $0 in 1999); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates (which were $0 in 1999); and (iii) reimbursement for The Jordan Company's or JII's out-of-pocket costs in connection with providing such services (which were $0 in 1999). The Subsidiary Advisory Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Mssrs. Jordan, Boucher and Zalaznick, directors of the Company, are partners of The Jordan Company.

   The Company and each of its subsidiaries are parties to a management consulting agreement (the "Subsidiary Consulting Agreement"), pursuant to which they pay JII annual consulting fees of 1.0% of the Company's net sales for such services and are required to reimburse JII for its out-of-pocket costs related to its services. The Subsidiary Consulting Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $2.7 million for the year ended December 31, 1999.

   The Company and each of its subsidiaries are parties to a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company is charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries. In accordance with this agreement, such charges were $1.6 million for the year ended December 31, 1999. The JI Properties Services Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

   JII allocates its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, based on the respective revenues and usage of corporate overhead by JII and its subsidiaries. Under this agreement, the Company's allocable portion of corporate expenses was $2.2 million for the year ended December 31, 1999.

   The Company and JII are parties to a transition agreement (the "Transition Agreement") pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the operations of the Company. The Company reimburses JII for services provided pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement expires on December 31, 2000, but is automatically renewed for successive one year periods (unless either party provides prior written notice of non-renewal) through 2007. The Transition Agreement may be terminated by the Company on 90 days' written notice.

   Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") among JII and each of its consolidated subsidiaries for Federal income tax purposes. Pursuant to the Tax Sharing Agreement, each of the consolidated subsidiaries of JII pays to JII, on an annual basis, an amount determined by reference to the separate return tax liability of the subsidiary as defined in Treasury Regulation 1.1552-1(a)(2)(ii). For the year ended December 31, 1999 the income tax payments by the Company to JII under the Tax Sharing Agreement were $1.0 million. These income tax payments reflected a federal and state income tax rate of approximately 39% of each subsidiary's pre-tax income.

    Upon redemption of the Junior Preferred Stock or other circumstances that cause the Company and its subsidiaries to cease to be tax consolidated subsidiaries of JII, the Company and its subsidiaries will be released from making any further payments under the Tax Sharing Agreement. While the release will discharge the Company and its subsidiaries from making future income tax payments to JII, the Company and its subsidiaries will remain contingently liable to JII under the Tax Sharing Agreement in respect of any increases in their separate return tax liability for periods prior to the consummation of the offerings. The Company is not aware of any such liabilities.

   Directors of the Company, John W. Jordan II, David W. Zalaznick and Thomas H. Quinn each have an ownership interest of more than 10% of the common stock of Jordan Industries.

   Investment in Affiliate. In November 1998, the Company invested $5.6 million in Class A Preferred Stock and $1.7 million in Class B Preferred Stock of JZ International, Ltd. The Company may make additional investments in JZ International's Class A Preferred Stock up to approximately $5.0 million. JZ International's Chief
Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method. At December 31, 1999 the cost of the investment approximates market value.

   Merkle-Korff Leases. Merkle-Korff leases some of its plants, warehouse and offices under a net lease (the "Merkle-Korff Leases") from companies controlled by John Simms, Sr., Chairman and Chief Executive Officer of Merkle-Korff. Rent expenses, including real estate taxes attributable to the Merkle-Korff Leases, amounted to $1.0 million for the year ended December 31, 1999. The Company has agreed to pay future minimum rental payments under the Merkle-Korff Leases amounting to $0.6 million for the year ended December 31, 2000. The Company has the right of first refusal to buy these facilities from Mr. Simms. See Note 10 to the Company's Consolidated Financial Statements. The Company believes the terms of the Merkle-Korff Leases are comparable to the terms it would obtain from a non-affiliated party.

  Motion Control Leases. Motion Control leases substantially all of its production and office space under noncancellable operating leases from a limited partnership whose partners include officers of Motion Control. These leases expire in 2007. Rent expense under the leases was $0.7 million for the year ended December 31, 1999. The Company believes the terms of the Motion Control leases are comparable to the terms it would obtain from a non-affiliated party.

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

(2)  Financial Statement Schedule

     The following financial statement schedule for the years ended December 31, 1999, 1998 and 1997 is submitted herewith:

            Item                                         Page Number
            ----                                         -----------

  Schedule II - Valuation and qualifying accounts              50

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

                                  MOTORS AND GEARS, INC.


                                  By  /s/ Thomas H. Quinn
                                     Thomas H. Quinn
Dated:  March 13, 2000               Chairman of the Board


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By  /s/ Thomas H. Quinn
                                     Thomas H. Quinn
Dated:  March 13, 2000               Chairman of the Board


                                  By  /s/ Ron A. Sansom
                                     Ron A. Sansom
Dated:  March 13, 2000               Director


                                  By  /s/ John W. Jordan II
                                     John W. Jordan II
Dated:  March 13, 2000               Director


                                  By  /s/ David W. Zalaznick
                                     David W. Zalaznick
Dated:  March 13, 2000               Director


                                  By  /s/ Jonathan F. Boucher
                                     Jonathan F. Boucher
Dated:  March 13, 2000               Director


                                  By  /s/ John D. Simms, Sr.
                                     John D. Simms, Sr.
Dated:  March 13, 2000               Director


                                  By  /s/ Norman R. Bates
                                      Norman R. Bates
Dated:  March 13, 2000                Chief Financial Officer

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

10.22   Employment and Non Competition Agreement, dated as of
        September 22, 1995, by and between Merkle-Korff
        Industries, Inc. and John W. Brown (incorporated by reference to Exhibit 10.21 to the 1996 S-4)
12.1    Computations of the Ratios of Earnings to Fixed Charges

21.1    Subsidiaries of Motors and Gears, Inc.

27.1    Financial Data Schedule




                                                                                                               SCHEDULE II
                                                      MOTORS AND GEARS, INC.
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                      (dollars in thousands)


                                                                   Additions
                             Balance at      Additions due to     Charged to        Write Offs                   Balance at
                            Beginning of       acquisitions        Costs and          Net of                   end of Period
                               Period                              Expenses         Recoveries       Other
                           ---------------  ------------------- ----------------  ---------------  ----------- ---------------

December 31, 1999:
  Allowance for
  doubtful accounts               $734                0                784              (592)         (76)         $850

  Reserve for
  Obsolescence                    $761                0                902              (415)         (37)         $1,211

  Warranty reserve                $312                0                209               (34)           0          $487



December 31, 1998:
  Allowance for
  doubtful accounts               $529               67              1,116            (1,001)          23          $734

  Reserve for
  Obsolescence                    $ 46              258                417              (226)         266          $761

  Warranty reserve                $105               37                170                 0            0          $312



December 31, 1997:
   Allowance for
doubtful accounts                 $ 59              406                214              (145)          (5)           $529

   Reserve for
   obsolescence                   $184                0                 75              (213)           0            $ 46

   Warranty Reserve               $  0              105                  0                 0            0            $105