Form 10-Q
period 2000-03-31
MOTORS & GEARS INC
filed 2000-05-11
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                     ---------------------------------


            QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2000              Commission File Number: 333-19257


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

                  Yes    X                              No  ----
                       ----

         The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

         The number of shares outstanding of Registrant's Common Stock as of May 11, 2000: 100,000.

                           MOTORS AND GEARS, INC.


                                   INDEX


Part I         FINANCIAL INFORMATION                                   PAGE NO.
------         ---------------------                                   --------

Item 1.        Financial Statements (Unaudited)                            3

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                                 11


Part II        OTHER INFORMATION
-------        -----------------

Item 1.        Legal Proceedings                                           12

Item 2.        Changes in Securities and Use of Proceeds                   12

Item 3.        Defaults Upon Senior Securities                             12

Item 4.        Submission of Matters to a Vote of Security
               Holders                                                     12

Item 5.        Other Information                                           12

Item 6.        Exhibits and Reports on Form 8-k                            12

               Signatures                                                  13

                       PART I. FINANCIAL INFORMATION


Item 1.         FINANCIAL STATEMENTS (Unaudited)
                --------------------------------

                                                                      PAGE NO.
                                                                      --------


Condensed Consolidated Balance Sheets at March 31, 2000,
and December 31, 1999                                                     4

Condensed Consolidated Statements of Income for the
three months ended March 31, 2000 and 1999                                5

Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2000 and 1999                                      6

Notes to Condensed Consolidated Financial Statements                     7-8

                           MOTORS AND GEARS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)




                                                      March 31,    December 31,
                                                        2000           1999
                                                     ------------  -----------
                                                      (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents ........................   $  11,712    $  11,260
 Accounts receivable, net .........................      54,388       53,473
 Inventories ......................................      44,228       44,146
 Prepaid expenses and other current assets ........       3,616        4,035
                                                      ---------     --------
         Total Current Assets .....................     113,944      112,914

 Property, plant, and equipment, net ..............      20,970       21,562
 Goodwill, net ....................................     226,601      223,561
 Deferred financing costs, net ....................      11,944       12,392
 Deferred income taxes ............................       2,851        2,851
 Investment in affiliate ..........................       7,285        7,285
 Other assets, net ................................       1,825        2,021
                                                      ---------    ---------
         Total Assets .............................   $ 385,420    $ 382,586
                                                      =========    =========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Accounts payable .................................   $  22,422    $  22,670
 Accrued interest payable .........................      12,036        4,986
 Accrued expenses and other current liabilities ...      15,795       12,081
 Due to affiliated company ........................         775        2,185
 Current portion of long term debt ................       1,607        1,629
                                                      ---------    ---------
         Total Current Liabilities ................      52,635       43,551

Long-Term debt ....................................     305,298      311,550
Other non-current liabilities .....................       4,285        3,326

Shareholder's Equity:
 Common Stock .....................................           1            1
 Additional paid-in-capital .......................      50,005       50,005
 Accumulated other comprehensive income/(loss) ....      (8,682)      (5,125)
 Accumulated deficit ..............................     (18,122)     (20,722)
                                                      ---------    ---------
             Total Shareholder's Equity ...........      23,202       24,159
                                                      ---------    ---------
       Total Liabilities and Shareholder's Equity     $ 385,420    $ 382,586
                                                      =========    =========








See accompanying notes to condensed consolidated financial statements.

                           MOTORS AND GEARS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)






                                                     Three Months Ended
                                                           March 31,
                                                     -------------------
                                                      2000        1999
                                                      ----        ----

Net Sales                                            $79,661     $76,491
Cost of sales, excluding depreciation                 49,921      48,818
Selling, general, and administrative expenses         12,111      10,297
Depreciation                                           1,442       1,320
Amortization of goodwill and other intangibles         2,344       2,238
Management fees and other                                805         764
                                                     -------     -------

         Operating income                             13,038      13,054

Other (income)/expense:
   Interest expense                                    8,353       8,538
   Interest income                                       (81)        (80)
   Miscellaneous, net                                     40        (185)
                                                     -------     -------

Income before income taxes                             4,726       4,781

Provision for income taxes                             2,127       2,151
                                                     -------     -------

         Net income                                  $ 2,599     $ 2,630
                                                     ========    =======























 See accompanying notes to condensed consolidated financial statements.

                           MOTORS AND GEARS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)




                                                          Three Months Ended
                                                                March 31,
                                                          -------------------
                                                          2000          1999
                                                          ----          ----
Cash flows from operating activities:
 Net income                                              $ 2,599      $ 2,630
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                           4,109        3,628
   Provision for deferred income taxes                       392            -

Changes in operating assets and liabilities net
 of effects from acquisitions:
   Current assets                                           659          (412)
   Current liabilities                                   10,516         8,857
   Non-current assets & liabilities                         531           311
   Payables to affiliated company                        (1,410)       (1,540)
                                                        -------       -------
   Net cash provided by operating activities             17,396        13,474

Cash flows from investing activities:
   Capital expenditures, net                             (1,187)         (609)
   Contingent purchase price                             (3,093)       (3,151)
   Acquisition of subsidiary                             (5,200)            -
                                                        -------       -------
   Net cash used in investing activities                 (9,480)       (3,760)

Cash flows from financing activities:
   Net repayment of borrowings under revolving
    credit facility and other long-term debt             (6,155)       (5,064)
                                                        -------       -------
   Net cash used in financing activities                 (6,155)       (5,064)

Effect of exchange rate changes on cash                  (1,309)         (683)
                                                        -------        ------

Net increase in cash and cash equivalents                   452         3,967

Cash and cash equivalents at beginning of period         11,260         7,016
                                                        -------       -------
Cash and cash equivalents at end of period              $11,712       $10,983
                                                        =======       =======












See accompanying notes to condensed consolidated financial statements.

                           MOTORS AND GEARS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

1.       Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and which are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

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

3.       Inventories

Inventories are summarized as follows:
                                                 March 31,       December 31,
                                                   2000              1999
                                                ----------       ------------

         Raw materials                           $27,755           $27,262
         Work in process                          11,110            12,086
         Finished goods                            5,363             4,798
                                                 -------           -------
                                                 $44,228           $44,146
                                                 =======           =======

4.       Acquisition of Subsidiaries

In December 1999, the Company, through its wholly-owned subsidiary FIR, acquired certain net assets of the L'Europea Electric Hoist division ("L'Europea") from Pramac Industriale for approximately $5,200. The purchase price, including costs incurred directly related to the transaction, was preliminarily allocated to working capital of approximately $1,200 and resulted in an excess purchase price over net identifiable assets of approximately $4,000. L'Europea hoists are electric pulleys and elevators used for lifting applications mainly found at construction sites. As Fir's operations are included for periods ending two months prior to the Company's year-end and interim periods (see Note 2) the effects of this transaction are not included in the Company's results until 2000.

Acquisitions by the Company have been financed primarily through the use of the revolving line of credit and the issuance of Senior Debt. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of each of these acquisitions have been included in the consolidated operating results of the Company since the date of their acquisition.

5.       Comprehensive Income

Total comprehensive income/(loss) for the three months ended March 31, 2000 and 1999 is as follows:

                                                        Three Months Ended
                                                               March 31,
                                                        ------------------
                                                         2000        1999
                                                         ----       -----

         Net Income                                     $2,599     $ 2,630
         Foreign currency translation adjustment        (3,557)     (2,227)
                                                        ------     -------
         Comprehensive income/(loss)                    $ (958)    $   403
                                                        ======     =======

6.       Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1999 consolidated financial statements with respect to segmentation or the measurement of segment profit.

7.       Subsequent Event

Investment in Affiliate. In April 2000, the Company invested an additional $5,059 in Class A Preferred Stock of JZ International, Ltd. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

Summary financial information included in the financial statements of the Company is as follows:

                                                Three Months Ended
                                                    March 31,
                                                ------------------
                                                  2000       1999
                                                  -----      -----
                                                   (Unaudited)
                                           (Dollar amounts in thousands)
Net sales
  Motors                                         $58,961    $61,329
  Controls                                        20,700     15,162
                                                 -------    -------
                                                  79,661     76,491
Operating income
  Motors                                          13,122     13,491
  Controls                                         2,555      1,748
                                                 -------    -------
                                                  15,677     15,239
Management fees and unallocated
 corporate overhead                                2,639      2,185
                                                 -------    -------
Total operating income                            13,038     13,054

Interest expense                                   8,353      8,538
Interest income and other                            (41)      (265)
                                                 -------    -------
Income before income taxes                       $ 4,726    $ 4,781
                                                 =======    =======


Consolidated Results of Operations

Net sales for the first quarter of 2000 increased 4% to $79.7 million, up $3.2 million from the first quarter of 1999. The sales growth was driven by strong performance in the controls segment of the business, offset partially by a slight decrease in motor sales. Net sales of elevator controls increased 30% in the first quarter of 2000 as compared to the same period of 1999. Net sales of subfractional motors for the first quarter decreased 5%, largely due to weakness in the vending markets. Net sales of fractional/integral motors decreased 2% driven mostly by a negative impact of foreign currency translation on the Company's foreign operations.

Operating income for the first quarter of 2000 remained constant with 1999. The operating income of the controls segment increased 46% while the motors segment decreased 3%. These variances are primarily the result of the sales variances described above. Gross margins increased from 36.2% to 37.3% mostly as a result of product design changes, manufacturing process improvements and material cost savings experienced throughout the Company due to efforts put forth by the Company's sourcing council. Operating margins decreased from 17.1% to 16.4%, mainly as the result of a slight increase in corporate expenses.

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

Operating activities. Net cash provided by operating activities for the quarter ended March 31, 2000 was $17.4 million, compared to $13.5 million provided from operating activities during the same period in 1999. Improved working capital performance during the first quarter of 2000 as compared to the same period of 1999 is the main factor contributing to the increase in cash flow from operating activities.

Investing activities. In the first quarter of 2000, the Company made a $3.1 million contingent purchase price payment to the sellers of ADC as a result of ADC 1999 operations exceeding certain targeted levels. These targeted levels were established in the acquisition agreement between the Company and the sellers of ADC. In addition, the Company effectively acquired L'Europea for $5,200 during the first quarter of 2000(see Note 4 to the Company's condensed consolidated financial statements).

The Company plans to fund future acquisitions through its revolving credit facility and excess operating cash flow.

Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest paid on the Junior Seller Notes was $0.5 million in the first quarter of 2000.

The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by M&G Industries' subsidiaries, and secured by pledges of the stock of M&G Industries' subsidiaries and liens in respect of certain assets of M&G Industries and its subsidiaries. As of May 11, 2000, the Company has approximately $45.4 million of available funds under this Credit Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the credit facility. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.

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



Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2000 the Company had variable rate debt outstanding of $22.0 million with an interest rate of approximately 8.25%. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.2 million. The Company does not believe that its market risk financial instruments on March 31, 2000 would have a material effect on future operations or cash flow.

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


                                              MOTORS AND GEARS, INC.



                                             By: /s/ Daniel Drury
                                                 ------------------------------
                                                 Daniel Drury
                                                 Chief Financial Officer


May 11, 2000