Form 10-Q
period 2000-06-30
MOTORS & GEARS INC
filed 2000-08-10
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

--------------------------------------------------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2000                 Commission File Number 333-19257


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

      Former name, former address and former fiscal year, if changed since last report: Not applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past ninety (90) days.

                Yes      x                No ___
                        ---

        The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

        The number of shares outstanding of Registrant's Common Stock as of August 10, 2000: 100,000.

                           MOTORS AND GEARS, INC.

                                   INDEX

   Part I    FINANCIAL INFORMATION                                     PAGE NO.

   Item 1.   Financial Statements (Unaudited)                             3

   Item 2.   Management's Discussion and Analysis of Financial            9
             Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About              11
             Market Risk


   Part II   OTHER INFORMATION

   Item 1.   Legal Proceedings                                           12

   Item 2.   Changes in Securities and Use of Proceeds                   12

   Item 3.   Defaults Upon Senior Securities                             12

   Item 4.   Submission of Matters to a Vote of Security                 12
             Holders

   Item 5.   Other Information                                           12

   Item 6.   Exhibits and Reports on Form 8-k                            12

             Signatures                                                  13

                       PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (Unaudited)

                                                                       PAGE NO.

Condensed Consolidated Balance Sheets at June 30, 2000                    4
and December 31, 1999

Condensed Consolidated Statements of Income for the                       5
three and six months ended June 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows for the six               6
months ended June 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements                     7-8

                           MOTORS AND GEARS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                    June 30,      December 31,
                                                      2000           1999
                                                 --------------   -----------
                                                   (Unaudited)

ASSETS
Current Assets:

  Cash and cash equivalents                         $  9,105       $ 11,260
  Accounts receivable, net                            56,591         53,473
  Inventories                                         43,374         44,146
  Prepaid expenses and other current assets            3,598          4,035
                                                    --------       --------
       Total Current Assets                          112,668        112,914

Property, plant, and equipment, net                   20,050         21,562
Goodwill, net                                        222,357        223,561
Deferred financing costs, net                         11,497         12,392
Deferred income taxes                                  2,140          2,851
Investment in affiliate                               12,344          7,285
Other assets, net                                      1,677          2,021
                                                    --------       --------
       Total Assets                                 $382,733       $382,586
                                                    ========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:

  Accounts payable                                  $ 23,065       $ 22,670
  Accrued interest payable                             4,987          4,986
  Accrued expenses and other current liabilities      15,537         12,081
  Due to affiliated company                              565          2,185
  Current portion of long term debt                    1,589          1,629
                                                    --------       --------
       Total Current Liabilities                      45,743         43,551

Long-term debt                                       311,015        311,550
Other non-current liabilities                          3,628          3,326

Shareholder's Equity:
  Common Stock                                             1              1
  Additional paid-in-capital                          50,005         50,005
  Accumulated other comprehensive loss               (12,507)        (5,125)
  Accumulated deficit                                (15,152)       (20,722)
                                                    --------       --------
       Total Shareholder's Equity                     22,347         24,159
                                                    --------       --------
      Total Liabilities and Shareholder's Equity    $382,733       $382,586
                                                    ========       ========





     See accompanying notes to condensed consolidated financial statements.

                           MOTORS AND GEARS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                 Three Months Ended          Six Months Ended
                                         June 30,                  June 30,
                                 -------------------         ------------------
                                 2000          1999           2000        1999
                                 ----          ----           ----        ----

Net Sales                       $82,586      $77,903       $ 162,247   $154,394
Cost of sales, excluding
   depreciation                  51,826       49,738         101,746     98,556
Selling, general and
   administrative expenses       12,067       10,152          24,178     20,449
Depreciation                      1,488        1,365           2,931      2,685
Amortization of goodwill
   and other intangibles          2,358        2,291           4,702      4,529
Management fees and other           835          776           1,640      1,540
                              ---------     --------        --------   --------

            Operating Income     14,012       13,581          27,050     26,635

Other (income)/ expense:
   Interest expense               8,458        8,468          16,811     17,006
   Interest income                 (123)         (69)           (204)      (149)
   Miscellaneous, net               278          (33)            318       (218)
                              ---------     --------        --------   --------

Income before income taxes        5,399        5,215          10,125      9,996

Provision for income taxes        2,430        2,347           4,556      4,498
                              ---------     --------        --------   --------
               Net income     $   2,969     $  2,868        $  5,569   $  5,498
                              =========     ========        ========   ========












     See accompanying notes to condensed consolidated financial statements.

                           MOTORS AND GEARS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                        Six Months Ended
                                                            June 30,
                                                 ----------------------------
                                                    2000             1999
                                                    ----             ----

Cash flows from operating activities:
  Net income                                      $ 5,569          $ 5,498
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                    8,165            7,859
   Provision for deferred income taxes                561              760

Changes in operating assets and liabilities
  net of effects from acquisitions:
   Current assets                                    (672)            (414)
   Current liabilities                              3,852            5,390
   Non-current assets & liabilities                   479             (259)
   Payable to affiliated company                   (1,620)             285
                                                  -------          -------
   Net cash provided by operating activities       16,334           19,119

Cash flows from investing activities:

   Capital expenditures, net                       (2,107)          (2,159)
   Contingent purchase price                       (3,093)          (3,151)
   Acquisition of subsidiary                       (5,200)               -
   Investment in affiliate                         (5,059)               -
                                                  -------          -------
   Net cash used in investing activities          (15,459)          (5,310)

Cash flows from financing activities:
   Net repayment of borrowings under revolving
     credit facility                                  -             (7,000)
   Net repayment of other long-term debt             (330)            (138)
                                                  -------          -------
   Net cash used in financing activities             (330)          (7,138)

Effect of exchange rate changes on cash            (2,700)          (2,019)
                                                  -------          -------

Net (decrease)/increase in cash and cash
  equivalents                                      (2,155)           4,652

Cash and cash equivalents at beginning of period   11,260            7,016
                                                  -------          -------
Cash and cash equivalents at end of period        $ 9,105          $11,668
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

3.            Inventories

Inventories are summarized as follows:

                                 June 30,          December 31,
                                   2000                1999
                              -------------       -------------

Raw materials                     $28,197             $27,262
Work in process                    10,422              12,086
Finished goods                      4,755               4,798
                                  -------             -------
                                  $43,374             $44,146
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

5.            Comprehensive Income

Total comprehensive loss for the three and six months ended June 30, 2000 and 1999 is as follows:

                               Three Months Ended           Six Months Ended
                                    June 30,                     June 30,
                             ----------------------       --------------------
                               2000          1999          2000         1999
                               ----          ----          ----         ----

Net income                   $ 2,969        $ 2,868       $ 5,569     $ 5,498
Foreign currency
   translation adjustment     (3,825)        (3,826)       (7,382)     (6,053)
                             -------        -------       -------     -------
Comprehensive loss           $  (856)       $  (958)      $(1,813)    $  (555)
                             =======        =======       =======     =======


6.            Related Party Transaction

Investment in Affiliate. In April 2000, the Company invested an additional $5,059 in Class A Preferred Stock of JZ International, Ltd ("JZI"). JZI's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZI is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method.

7.            Business Segment Information

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary financial information included in the financial statements of the Company is as follows:


                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                  ----------------------   --------------------
                                    2000         1999        2000        1999
                                    ----         ----        ----        ----
                                                      (Unaudited)
                                               (Dollar amounts in thousands)

Net sales                           $61,212     $60,530    $120,174    $121,859
  Motors                             21,374      17,373      42,073      32,535
                                    -------     -------    --------    --------
  Controls                           82,586      77,903     162,247     154,394

Operating income                     13,939      13,807      27,061      27,298
  Motors                              2,478       2,095       5,033       3,842
                                    -------     -------    --------    --------
  Controls                           16,417      15,902      32,094      31,140

Management fees and unallocated
   corporate overhead                 2,405       2,321       5,044       4,505
                                    -------     -------    --------    --------
Total operating income               14,012      13,581      27,050      26,635

Interest expense                      8,458       8,468      16,811      17,006
Interest income and other               155        (102)        114        (367)
                                    -------     -------    --------    --------
Income before income taxes          $ 5,399     $ 5,215    $ 10,125    $  9,996
                                    =======     =======    ========    ========


Consolidated Results of Operations

Net sales for the second quarter and first half of 2000 increased 6% ($4.7 million)and 5% ($7.9 million), respectively, over the same periods for 1999. The sales growth was driven by strong performance in the controls segment of the business, whereas the motors segment delivered a slight increase in sales for the second quarter over 1999, with the first half of 2000 slightly below the same period in 1999. Net sales in the controls segment increased 23% in the second quarter, and 29% for the first half, compared with 1999 performance, mainly due to continued strength in the elevator modernization market. Net sales of subfractional motors were down 7% for the second quarter and 6% for the first half, driven primarily by weakness in the bottle and can vending market. Net sales of fractional/integral motors increased 8% for the second quarter and 3% for the first half, compared with the same periods in 1999. This growth was led by strong demand for AC products, offset somewhat by a negative impact of foreign currency translation on the Company's foreign operations.

Operating income for the second quarter and first half of 2000 increased 3% to $14.0 million and 2% to $27.1 million, respectively, over the same periods for 1999. The operating income of the controls segment increased 18% for the quarter and 31% year to date, while the motors segment increased 1% for the quarter and decreased 1% year to date. These variances are primarily the result of the sales variances described above. Gross margins increased from 36.2% for both the second quarter and first half of 1999 to 37.2% for the second quarter and 37.3% for the first half of 2000. These improvements were mostly the result of product design changes, manufacturing process improvements and material cost savings experienced throughout the Company due to efforts put forth by the Company's sourcing council. Operating margins decreased from 17.4% to 17.0% for the three months ended June 30, 2000, and from 17.3% to 16.7% for the six months ended June 30, 2000. Increased operating income resulting from the increased sales and improved margins described above, was offset slightly by an increase in corporate expenses which is largely attributable to timing of certain expenses.

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

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2000 was $16.3 million, compared to $19.1 million provided from operating activities for the six months ended June 30, 1999. The decrease is due principally to the timing of intercompany payments to Jordan Industries, Inc.

Investing activities. In the first half of 2000, the Company made a $3.1 million contingent purchase price payment to the sellers of ADC as a result of ADC 1999 operations exceeding certain targeted levels. These targeted levels were established in the acquisition agreement between the Company and the sellers of ADC. In addition, the Company effectively acquired L'Europea for $5,200 during the first half of 2000(see Note 4 to the Company's condensed consolidated financial statements).

In the second quarter of 2000, the Company increased its investment in JZI, an affiliated company, by $5.1 million (see Note 6 to the Company's condensed consolidated financial statements).

The Company plans to fund future acquisitions through its revolving credit facility and excess operating cash flow.

Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest paid on the Junior Seller Notes was $0.5 million in the first half of 2000.

The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by M&G Industries' subsidiaries, and secured by pledges of the stock of M&G Industries' subsidiaries and liens in respect of certain assets of M&G Industries and its subsidiaries. As of August 10, 2000, the Company has approximately $47.4 million of available funds under this Credit Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2000 the Company had variable rate debt outstanding of $28.0 million. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.3 million. The Company does not believe that its market risk financial instruments on June 30, 2000 would have a material effect on future operations or cash flow.

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



                                            MOTORS AND GEARS, INC.



                                            By: /s/ Daniel Drury
                                               ------------------
                                                Daniel Drury
                                                Chief Financial Officer

         August 10, 2000