Form 10-Q
period 2000-09-30
MOTORS & GEARS INC
filed 2000-11-09
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

-------------------------------------------------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2000           Commission File Number 333-19257


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

                        Yes  __X__                No ___


         The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

         The number of shares outstanding of Registrant's Common Stock as of November 9, 2000: 100,000.

                           MOTORS AND GEARS, INC.


                                   INDEX

   Part I         FINANCIAL INFORMATION                               PAGE NO.
   ------         ---------------------                               --------

   Item 1.        Financial Statements (Unaudited)                        3

   Item 2.        Management's Discussion and Analysis of                 9
                  Financial Condition and Results of Operations

   Item 3.        Quantitative and Qualitative Disclosures About         11
                  Market Risk


   Part II        OTHER INFORMATION
   -------        -----------------

   Item 1.        Legal Proceedings                                      12

   Item 2.        Changes in Securities and Use of Proceeds              12

   Item 3.        Defaults Upon Senior Securities                        12

   Item 4.        Submission of Matters to a Vote of Security            12
                  Holders

   Item 5.        Other Information                                      12

   Item 6.        Exhibits and Reports on Form 8-k                       12

                  Signatures                                             13

                       PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         -------------------------------

                                                                       PAGE NO.
                                                                       --------


Condensed Consolidated Balance Sheets at September 30, 2000               4
and December 31, 1999

Condensed Consolidated Statements of Income for the                       5
three and nine months ended September 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows for the nine              6
months ended September 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements                     7-8

                           MOTORS AND GEARS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                         September 30,        December 31,
                                                            2000                 1999
                                                       -----------------   -----------------
                                                         (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                  $ 6,911           $ 11,260
  Accounts receivable, net                                    58,890             53,473
  Inventories                                                 44,831             44,146
  Prepaid expenses and other current assets                    4,293              4,035
  Due from affiliated company                                  1,007                 -
                                                          ----------         ----------
       Total Current Assets                                  115,932            112,914

Property, plant, and equipment, net                           20,225             21,562
Goodwill, net                                                206,457            223,561
Deferred financing costs, net                                 11,049             12,392
Deferred income taxes                                          1,593              2,851
Investment in affiliate                                       12,344              7,285
Other assets, net                                              1,440              2,021
                                                          ----------         ----------
       Total Assets                                         $369,040           $382,586
                                                          ==========         ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                          $ 22,753           $ 22,670
  Accrued interest payable                                    12,448              4,986
  Accrued expenses and other current liabilities              16,334             12,080
  Due to affiliated company                                       -               2,185
  Current portion of long term debt                            1,589              1,629
                                                          ----------         ----------
       Total Current Liabilities                              53,124             43,551

Long-term debt                                               300,737            311,550
Other non-current liabilities                                  3,761              3,326

Shareholder's Equity:
  Common stock                                                     1                  1
  Additional paid-in-capital                                  50,005             50,005
  Accumulated other comprehensive loan                       (11,552)            (5,125)
  Accumulated deficit                                        (27,036)           (20,722)
                                                          ----------         ----------
       Total Shareholder's Equity                             11,418             24,159
                                                          ----------         ----------
      Total Liabilities and Shareholder's Equity            $369,040           $382,586
                                                          ==========         ==========





      See accompanying notes to condensed consolidated financial statements.



                           MOTORS AND GEARS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                               Three Months Ended                Nine Months Ended
                                                 September 30,                     September 30,
                                         ----------------------------         -----------------------
                                              2000          1999                2000            1999
                                              ----          ----                ----            ----

Net sales                                  $82,131         $78,579             $244,378       $232,973
Cost of sales, excluding
   depreciation                             52,246          49,773              153,992        148,329
Selling, general and
   administrative expenses                  12,037          11,190               36,216         31,639
Depreciation                                 1,501           1,486                4,431          4,171
Amortization of goodwill
   and other intangibles                     2,225           2,258                6,927          6,787
Goodwill impairment                         14,636              -                14,636             -
Management fees and other                      821             786                2,461          2,326
                                       -----------     -----------          -----------     ----------

         Operating (Loss) Income            (1,335)         13,086               25,715         39,721

Other (Income) Expense:
   Interest expense                          8,355           8,422               25,166         25,427
   Interest income                            (101)            (79)                (305)          (228)
   Miscellaneous, net                           42             (70)                 359           (287)
                                       -----------     -----------          -----------     ----------

(Loss) Income before Income Taxes           (9,630)          4,813                  495         14,809

Provision for income taxes                   2,253           2,166                6,809          6,664
                                       -----------     -----------          -----------     ----------

            Net (Loss) Income             $(11,883)        $ 2,647             $ (6,314)      $  8,145
                                       ===========     ===========          ===========     ==========
















     See accompanying notes to condensed consolidated financial statements.



                           MOTORS AND GEARS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      Nine Months Ended
                                                                        September 30,
                                                            ---------------------------------
                                                                  2000            1999
                                                                  ----            ----

Cash flows from operating activities:
  Net (loss) income                                             $ (6,314)        $ 8,145
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
   Depreciation and amortization                                  26,778          11,926
   Provision for deferred income taxes                             1,258           1,103

Changes in operating assets and liabilities net
  of effects from acquisitions:
   Current assets                                                 (5,123)         (5,480)
   Current liabilities                                            11,799          10,429
   Non-current assets & liabilities                                  518            (297)
   Payable to affiliated company                                  (3,192)           (897)
                                                                --------        --------
   Net cash provided by operating activities                      25,724          24,929

Cash flows from investing activities:
   Capital expenditures, net                                      (3,706)         (3,012)
   Contingent purchase price                                      (3,093)         (3,401)
   Acquisition of subsidiary                                      (5,200)             -
   Investment in affiliate                                        (5,059)             -
                                                                --------        --------
   Net cash used in investing activities                         (17,058)         (6,413)

Cash flows from financing activities:
   Proceeds from revolving credit facility                         -              12,000
   Repayment of borrowings under revolving credit
     facility and other long-term debt                           (10,483)        (28,235)
                                                                --------        --------
   Net cash used in financing activities                         (10,483)        (16,235)

Effect of exchange rate changes on cash                           (2,532)         (1,807)
                                                                --------        --------

Net (decrease)/increase in cash and cash
  Equivalents                                                     (4,349)            474

Cash and cash equivalents at beginning of period                  11,260           7,016
                                                                --------        --------
Cash and cash equivalents at end of period                       $ 6,911          $7,490
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

3.       Inventories

Inventories are summarized as follows:

                                 September 30,        December 31,
                                      2000                1999
                              -----------------     ----------------

Raw materials                       $28,598            $27,262
Work in process                      11,280             12,086
Finished goods                        4,953              4,798
                                    -------            -------
                                    $44,831            $44,146
                                   ========            =======

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

The acquisition by the Company has been financed primarily through the use of the revolving line of credit and the issuance of Senior Debt. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquisition have been included in the consolidated operating results of the Company since the date of the acquisition.

5.       Comprehensive Income

Total comprehensive (loss) income for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                       Three Months Ended                  Nine Months Ended
                                          September 30,                      September 30,
                                  --------------------------      ------------------------------
                                       2000          1999              2000            1999
                                       ----          ----              ----            ----

Net (loss) income                    $(11,883)     $ 2,647          $ (6,314)        $ 8,145
Foreign currency
   translation adjustment                 955          508            (6,427)         (5,545)
                                    ---------     --------          --------         -------
Comprehensive (loss) income          $(10,928)     $ 3,155          $(12,741)        $ 2,600
                                    =========     ========          ========         =======


6.       Related Party Transaction

Investment in Affiliate. In April 2000, the Company invested an additional $5,059 in Class A Preferred Stock of JZ International, Ltd ("JZI"). This increases the Company's investment in JZ International to $12,344 at September 30, 2000. JZI's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZI is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method.

7.       Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1999 consolidated financial statements with respect to segmentation or the measurement of segment profit.

8.       Goodwill Impairment

The Company evaluates its long-lived assets, including goodwill, on an ongoing basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

During the three months ended September 30, 2000, the Company recorded a non-cash impairment loss of $14,636 associated with the write-down of goodwill relating to one of the businesses, ED&C. This write-down of goodwill is not deductible for income tax purposes. Significant adverse changes in ED&C's business environment as well as historical, current and projected cash flow losses led management to evaluate the operations of ED&C. As a result of this evaluation, management concluded that ED&C's goodwill was impaired, and accordingly, it has been written down to zero, the Company's best estimate of its fair value as determined using expected future cash flows. Considerable management judgment is necessary to determine fair value. Accordingly, actual results could vary significantly from these estimates.

  Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Summary financial information included in the financial statements of the Company is as follows:


                                       Three Months Ended                  Nine Months Ended
                                          September 30,                      September 30,
                                  --------------------------      ------------------------------
                                       2000          1999              2000            1999
                                       ----          ----              ----            ----
                                                       (Unaudited)
                                               (Dollar amounts in thousands)


Net sales
  Motors                              $60,551      $58,945          $180,724         $180,804
  Controls                             21,580       19,634            63,654           52,169
                                    ---------      -------          --------         --------
                                       82,131       78,579           244,378          232,973
Operating income
  Motors                               13,331       12,909            40,392           40,207
  Controls                              2,486        2,401             7,519            6,243
                                    ---------      -------          --------         --------
                                       15,817       15,310            47,911           46,450

Goodwill impairment (see Note 8)       14,636          -              14,636              -
Management fees and unallocated
  corporate overhead                    2,516        2,224             7,560            6,729
                                    ---------      -------          --------         --------
Total operating (loss) income          (1,335)      13,086            25,715           39,721

Interest expense                        8,355        8,422            25,166           25,427
Interest income and other                 (59)        (149)               54             (515)
                                    ----------     -------          --------         ---------
(Loss) income before income taxes     $(9,630)     $ 4,813             $ 495         $ 14,809
                                    ==========     =======          ========         =========


Consolidated Results of Operations

Net sales for the third quarter of 2000 increased 4.5% ($3.6 million) over the same period for 1999. Net sales for the first nine months of 2000 increased 4.9% ($11.4 million) over 1999. Sales growth for the quarter was led by continued strong performance in the controls segment of the business. Net sales in the controls segment increased 9.9% in the third quarter, and 22.0% for the year to date, compared with 1999 performance, mainly due to continued strength in the elevator modernization market. The motors segment delivered a 2.7% increase in third quarter sales over 1999, with year to date sales slightly below the same period in 1999. Net sales of subfractional motors were down 5% for the third quarter and 6% year to date, driven primarily by continued weakness in the bottle and can vending market, a segment that has been declining since the second quarter of 1999. Net sales of fractional/integral motors increased 8% for the third quarter and 5% for the year to date, compared with the same periods in 1999. This growth was led by robust demand for DC products used in material handling and golf cart applications, and by strong growth in Europe which is due largely to the acquisition of the L'Europea hoist product line (see Note
4). This growth is somewhat offset by the negative impact of foreign currency translation on the Company's foreign operations.

Gross margins (excluding depreciation) decreased slightly from 36.7% of sales for the third quarter of 1999 to 36.4% in 2000. For the first nine months, gross margins (excluding depreciation) improved from 36.3% in 1999 to 37.0% for 2000. Operating margins (excluding goodwill impairment) decreased from 16.7% to 16.2% of sales for the three months ended September 30, 1999 and 2000, respectively, and from 17.0% to 16.5% for the nine months ended September 30, 1999 and 2000, respectively. The decrease in operating margins is primarily due to increased research and development costs related to future products for the elevator control market. The operating income of the controls segment increased 3.6% and 20.4% for the three and nine month periods then ending, respectively. Operating income for the motors segment increased 3.3% for the quarter and increased slightly year to date.

Total operating income for the Company in the quarter ended September 30, 2000 is a loss of $1.3 million, compared to income of $13.1 million for the same period in 1999. For the nine months ended September 30, 2000, total operating income is $25.7 million, compared to income of $39.7 million for the same period in 1999. The unfavorable variance for both periods is driven by the goodwill impairment at ED&C as discussed above in Note 8. Excluding the impact of the Goodwill charge, operating income for the third quarter of 2000 increased by 1.7% compared to the same period for 1999 to $13.3 million. Excluding the impact of the Goodwill charge, operating income for the first nine months of 2000 increased 1.6% compared with the same period of 1999, to $40.4 million.

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

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2000 was $25.7 million, compared to $24.9 million provided from operating activities for the nine months ended September 30, 1999. The increase is driven by the increased operating income discussed above.

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

In the second quarter of 2000, the Company increased its investment in JZI, an affiliated company, by $5.1 million (see Note 6 to the Company's condensed consolidated financial statements.)

The Company plans to fund future acquisitions through its revolving credit facility and excess operating cash flow.

Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest paid on the Junior Seller Notes was $0.6 million in the first nine months of 2000.

The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by M&G Industries' subsidiaries, and secured by pledges of the stock of M&G Industries' subsidiaries and liens in respect of certain assets of M&G Industries and its subsidiaries. As of November 9, 2000, the Company has approximately $55.3 million of available funds under this Credit Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2000 the Company had variable rate debt outstanding of $18.0 million with an interest rate of approximately 8.6%. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.2 million. The Company does not believe that its market risk financial instruments on September 30, 2000 would have a material effect on future operations or cash flow.

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


                                    MOTORS AND GEARS, INC.



                                    By: /s/ Daniel Drury
                                        -----------------
                                            Daniel Drury
                                            Chief Financial Officer


         November 9, 2000