Form 10-K
period 2000-12-31
MOTORS & GEARS INC
filed 2001-03-28
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2000     Commission File Number 333-19257

                               KINETEK, INC.
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


            Registrant's telephone number, including Area Code:
                               (847) 945-5591
                     Former Name: Motors & Gears, Inc.
        Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
       Title of Each Class                              On Which Registered
       -------------------                            ----------------------
             None                                               N/A

         Securities registered pursuant to Section 12(g) of the Act:

                                    None

         Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past ninety (90) days.

                Yes      x                No
                        ---

         The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

         The number of shares outstanding of Registrant's Common Stock as of March 23, 2001: 100,000.

                             TABLE OF CONTENTS
                             -----------------
                                                                           Page
Part I                                                                     ----
------
Item 1.        Business                                                      3
Item 2.        Properties                                                    8
Item 3.        Legal Proceedings                                             9
Item 4.        Submission of Matters to a Vote of Security Holders           9

Part II
-------
Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters                                           9
Item 6.        Selected Financial Data                                      10
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          11
Item 7A.       Quantitative and Qualitative Disclosures About Market Risks  14
Item 8.        Financial Statements and Supplementary Data                  15
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          38

Part III
--------
Item 10.       Directors and Executive Officers                             38
Item 11.       Executive Compensation                                       41
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management                                               42
Item 13.       Certain Relationships and Related Transactions               43

Part IV
-------
Item 14.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                  46

               Signatures                                                   47

                                    PART I
                                    ------
Item 1.  BUSINESS

The Company

Kinetek, Inc. (the "Company") was incorporated in the State of Illinois on September 8, 1995 (The Company was incorporated as Motors and Gears, Inc., and changed its name to Kinetek, Inc. on January 8, 2001). On November 1, 1996, the Company effected a reincorporation merger whereby MK Group, Inc., an Illinois corporation, was merged with and into the Company, with the Company being the surviving entity. The Company is a direct, wholly-owned subsidiary of Motors and Gears Holdings, Inc., a Delaware corporation ("Parent"). The Parent is a majority owned subsidiary of Jordan Industries, Inc. ("JII"), a private holding company which owns and manages a widely diversified group of operating companies. Preferred shares of stock of the Parent owned by JII represent a majority ownership interest in the Parent. All remaining preferred stock and common stock is owned by executive officers and directors of the Company and other employees of JII. The Company was organized by JII to acquire and operate companies in the motors, gears and motion control industries. The Company and its subsidiaries are included in JII's consolidated financial statements, and will continue to be part of the JII consolidated group for financial reporting and tax purposes until the redemption of the Parent's Junior Preferred Stock or until such time as the Company can no longer be consolidated for federal income tax purposes.

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

Business Segment Information

         The Company operates in two separate business segments; electric motors ("motors") and electronic motion control systems ("controls"). The Company entered the controls business segment through the acquisition of two companies during 1997. See Note 12 to the Company's consolidated financial statements for financial segment data.

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

Electronic Motion Control Systems

         Electronic motion control systems are assemblies of electronic and electromechanical components that are configured in such a manner that the systems have the capability to control various commercial or industrial processes such as conveyor systems, packaging systems, elevators and automated assembly operations. The components utilized in a motion control system are typically electric motor drives (electronic controls that vary the speed and torque characteristics of electric motors), programmable logic controls ("PLCs"), transformers, capacitors, switches and software to configure and control the system. The majority of the Company's motion control products control elevators and automated conveyor systems used in automotive manufacturing.

Acquisitions

         In March 1996 the Company acquired the net assets of Colman, Inc. and Colman Motor Products, Inc. (collectively, "Barber-Colman"). In November
1996, the Company acquired the business and net assets of Imperial Electric Company ("Imperial") and Imperial's subsidiaries, Scott Motor Company ("Scott") and Gear Research, Inc. ("Gear") from JII. In June 1997, the
Company purchased all of the common stock of FIR Group Companies ("FIR") consisting of CIME S.p.A., SELIN S.p.A. and FIR S.p.A.. In October 1997, the Company purchased all outstanding stock of E.D. and C. Company, Inc. through its newly formed wholly-owned subsidiary, Electrical Design and Control Company ("ED&C"). In December 1997, the Company acquired all of the stock of Motion Control Engineering, Inc. ("Motion Control"). In May 1998, the Company purchased all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations ("ADC"). In December 1998, the Company, through its wholly-owned subsidiary Imperial, acquired all of the stock of Euclid Universal Corporation ("Euclid"). Euclid was subsequently merged into Imperial. See Note 1 to the consolidated financial statements.
In December 1999, the Company, through its wholly-owned subsidiary FIR acquired certain net assets of the L'Europea hoists division ("L'Europea") from Pramac Industriale. L'Europea was subsequently merged into FIR. See
Note 1 to the consolidated financial statements.

Backlog

         The Company's approximate backlog of unfilled orders at the dates specified was as follows:


                                                 Backlog
                 Year Ended                    (Dollars in
                December 31,                    thousands)
                -----------                    -----------
                    2000
                   Motors                        $52,925
                  Controls                        30,691
                                                 -------
                                                 $83,616

                    1999
                   Motors                        $54,279
                  Controls                        26,587
                                                 -------
                                                 $80,866
                                                 =======

         The Company will ship substantially its entire 2000 year-end backlog during 2001.

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

         National account managers serve large national original equipment manufacturers/OEM's such as General Electric, Whirlpool and Vendo. More than 95% of the Company's sales are to OEM customers. However, the Company has a distribution program with four distributors in its subfractional horsepower product line to increase coverage and generate more revenue growth.

         The Company's motion control systems business is served primarily through internal sales and marketing professionals as well as independent representatives. The Company continues to add sales talent to this product group in order to expand its presence into additional motion control markets.

         The Company's advertising efforts consist of specific product literature which is printed and provided to customers as applications are developed. In addition, the Company attends various trade shows to market products and to stay abreast of industry trends. It also advertises in trade magazines on a periodic basis.

International Operations

         The Company currently operates seven manufacturing facilities, one research and development facility and one warehouse in Europe and Mexico. See Note 12 to the Company's consolidated financial statements.

Employee and Labor Relations

         As of December 31, 2000, the Company employed approximately 2,025 employees, of which approximately 1,485 were non-union and 540 were represented by unions. The Company has experienced no work stoppages since inception. It considers its relations with its employees to be excellent.

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

         The principal properties of the Company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 2000, are set forth in the table below:


                                                                   Square     Owned/         Lease
                      Location                  Use                Feet       Leased       Expiration

Subfractional      Des Plaines, IL           Design/                38,000    Leased     September 2002
   Products                                  Administration
                   Darlington, WI            Manufacturing          68,000    Leased     September 2005
                   Richland Center, WI       Manufacturing          45,000    Leased     September 2003
                   Des Plaines, IL           Administration/       112,000    Leased     December 2003
                                             Manufacturing
                   SLP Mexico                Manufacturing          46,000    Leased     December 2007

--------------------------------------------------------------------------------------------------------
                   Akron, OH                 Manufacturing          43,000    Leased     August 2005
                   Middleport, OH            Manufacturing          85,000    Owned
                   Cuyahoga Falls, OH        Manufacturing          63,000    Leased     October 2003
 Fractional/       Alamagordo, NM            Manufacturing          25,800    Leased     October 2002
   Integral
  Horsepower
   Products
                   Casalmaggiore,            Administration/       100,000    Owned
                      Italy                  Manufacturing
                   Varano, Italy             Manufacturing          30,000    Owned
                   Bedonia, Italy            Manufacturing           8,000    Leased     March 2005
                   Genova, Italy             Research &             33,000    Leased     July 2002
                                             Development/
                                             Manufacturing
                   Reggio Emilia, Italy      Manufacturing/         30,000    Leased     August 2002
                                             Distribution
                   Carrollton, TX            Manufacturing/         29,000    Leased     September 2004
                                             Administration
                   Dewitt, NY                Manufacturing          18,500    Leased     July 2005
                   Eternoz, France           Manufacturing/         15,000    Leased     October 2004
                                             Administration
                   Syracuse, NY              Manufacturing          45,000    Leased     December 2004
                   Syracuse, NY              Manufacturing/         49,600    Owned
                                             Administration
                   Putzbrunn, Germany        Warehouse               1,200    Leased     July 2001

--------------------------------------------------------------------------------------------------------
   Motion          Troy, MI                  Manufacturing/         29,000    Leased     March 2003
   Control                                   Administration
   Systems
                   Rancho Cordova, CA        Manufacturing/         40,000    Leased     May 2001
                                             Administration
                   Rancho Cordova, CA        Administration         45,000    Leased     May 2001

--------------------------------------------------------------------------------------------------------
  Gears and        Grand Rapids, MI          Manufacturing/         45,000    Owned
  Gearboxes                                  Administration
                   Oakwood Village, OH       Manufacturing/         25,000    Leased     January 2004
                                             Administration


         The Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries. The Company does not believe that any single leased facility is material to its operations and that, if necessary, it could readily obtain a replacement facility.
                                      8

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000.


                                  PART II
                                  -------


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At December 31, 2000, the Parent held all common stock of the Company.

         The Company has not declared or paid any cash dividends on its common stock since the Company's formation in September 1995. The Indenture (the "Indenture") by and between the Company and State Street Bank and Trust Company, as Trustee, with respect to the 10 3/4% Senior Notes due 2006, contains restrictions on the Company's ability to declare or pay dividends on its common stock. The Indenture prohibits the declaration or payment of any dividends or the making of any distribution by the Company, or any Restricted Subsidiary (as defined in the Indenture).

Item 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial information derived from the Company's financial statements.


  (Dollars in thousands)                    Year Ended December 31,
                                 ----------------------------------------------
                                  2000      1999      1998      1997      1996
                                  ----      ----      ----      ----      ----
Statement of Operations
Data:  (1)
 Net Sales                       16,666  $307,877  $275,833  $148,669 $117,571
Gross profit, excluding
depreciation                    116,781   111,119    95,380    51,585   41,820

  Depreciation                    6,162     5,549     4,492     4,311    2,960
  Amortization                   23,802     9,045     8,235     4,704    4,118
  Operating income               36,497    50,597    42,324    27,684   23,229
  Interest expense               33,115    33,802    32,994    22,363   11,134
  Income taxes (2)                9,469     8,698    (3,072)    2,429    5,290
  Net (loss) income (3)          (6,102)    8,618    13,098     3,355    4,834

Balance sheet data (at end of
period): (1)
  Working capital                44,786  $ 69,363  $ 67,922  $ 65,074 $ 25,632
  Total assets                  361,082   382,586   388,821   335,144  175,530
  Long-term debt including
current portion                 312,652   313,179   325,816   283,672  175,067
  Stockholder's equity (net
capital deficiency)               7,139    24,159    22,613     7,552  (15,787)


(1) The Company has acquired a diversified group of operating companies over the five-year period, which significantly affects the comparability of the information shown.

(2) The Company's taxes reflect a reversal of the Company's valuation allowance of $9,714 for certain deferred tax assets in 1998.

(3) The Company's net loss for 2000 reflects a $14,636 write-down of goodwill relating to one of its businesses (see Note 13 to the Company's consolidated financial statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion and analysis of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this annual report.

Acquisitions

         A substantial portion of the Company's growth during 1999 and 1998 is the result of acquisitions. Each of the acquisitions during this two year period have been accounted for under the purchase method of accounting and are included in the Company's consolidated financial statements from their respective dates of acquisition. As a result of these acquisitions, the Company's combined results for 1999 and 1998 are not directly comparable.

Results of Operations

         The following financial information presents the results of operations of the Company for the years ended December 31, 2000, 1999 and 1998. The results of operations of ADC, Euclid, and L'Europea are included in the consolidated results of operations since their acquisition on May 15, 1998, December 31, 1998, and December 31, 1999, respectively.

                                         Year Ended December 31,
                             --------------------------------------------------
                                 2000(1)         1999(1)            1998(1)
                                 ----            ----               ----
                                         (Dollars in thousands)
Net sales                      $316,666        $307,877          $275,833
Gross profit (excluding
  depreciation)                 116,781         111,119            95,380
EBITDA (2)                       66,461          65,191            55,051
Operating income (4)             36,497          50,597            42,324
Interest expense                 33,115          33,802            32,994

Gross margin (excluding
  depreciation) (4)              36.9%           36.1%             34.6%
EBITDA margin (4)                21.0            21.2              20.0
Operating margin (4)             11.5            16.4              15.3

(1) The results of operations include operations for both the motors and controls segments. The controls segment accounted for $83,556, $72,503 and $61,603 of net sales, $33,180, $27,545 and
          $23,403 of gross profit (excluding depreciation), $13,291, $11,291 and $9,605 of EBITDA (earnings before interest, income taxes, depreciation and amortization) and $(4,566), $8,367 and $7,124 of operating (loss) income for the years ended December 31, 2000, 1999 and 1998, respectively. Note that the segment analysis does not include unallocated corporate overhead and management fees in the EBITDA and operating income calculations.

(2) EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability of the Company to service its debt.

(3) The Company's operating loss for 2000 reflects a $14,636 write-down of goodwill relating to one of its businesses (see
          Note 13 to the Company's consolidated financial statements).

(4)       All margins are calculated as a percentage of net sales.

Year ended December 31, 2000 compared to year ended December 31, 1999

         Net sales increased $8.8 million or 2.9% from $307.9 million in 1999 to $316.7 million in 2000. Subfractional motor sales decreased 6.4% in 2000 as compared to 1999 largely due to weakness in the bottle and can vending market. Shifts in distribution strategies of the major beverage companies are the primary reason for this decline. In 2000, sales of fractional/integral products increased 3.4% including the effects of acquisition. The growth for fractional/integral products is a result of strong performance in the material handling, utility vehicle, and European markets, partially offset by an unfavorable Euro exchange rate. Sales of electronic motion control systems increased by 15.2% mainly attributed to continued strength in the elevator modernization market.

        Operating income decreased $14.1 million or 21.1% from $50.6 million in 1999 to $36.5 million in 2000. The decrease was the result of the $14.6 million goodwill impairment charge at ED&C. See Note 13 to the Company's consolidated financial statements regarding the circumstances that triggered the impairment and how the impairment was determined. Excluding the impact of the goodwill impairment, operating income increased 1.1%, primarily as a result of the increase in sales discussed above coupled with an improvement in gross margin (excluding depreciation) from 36.1% in 1999 to 36.9% in 2000. The improvement in gross margin is a result of the Company's continued product design changes, manufacturing process improvements, and outsourcing and in-sourcing of component purchases. Improvements in gross margin were offset by increases in selling, general and administrative expenses related to the Company's focus on product development and corporate initiatives directed at e-commerce and development of the Kinetek brand.

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

         Operating activities. Net cash provided by operating activities for the year ended December 31, 2000 was $20.3 million, compared to $28.0 million provided from operating activities during the same period in 1999. The decrease in cash from operating activities is primarily due to timing of tax payments to JII under the Company's tax-sharing agreement.

         Investing activities. Net cash used in investing activities was $15.8 million in 2000 and $7.8 million in 1999. Cash used in investing activities in 2000 reflects the 1999 acquisition for $2.6 million of L'Europea Electric Hoist division of Pramac Industriale, $5.1 million for an investment in JZ International, an affiliated Company and $3.1 million for a contingent payment based on the Company's acquisition agreement with Advanced DC Motors, Inc and its affiliated corporations ("ADC").

         Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, is approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest on the Junior Seller Notes will be approximately $0.8 million in 2001.

         The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million to fund acquisitions and provide working capital and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by Kinetek Industries subsidiaries, and secured by pledges of the stock of Kinetek Industries' subsidiaries and liens in respect of certain assets of Kinetek Industries' and its subsidiaries. As of March 23, 2001, the Company has approximately $45.2 million of available funds under this Credit Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million. The Credit Agreement expires November 15, 2001. The Company intends to replace the revolving credit facility made under the Credit Agreement in 2001. Management is confident such refinancing can be obtained under favorable terms to the Company, however, such terms will be subject to market conditions which may change significantly.

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

Adoption of Accounting Principles

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedged must be adjusted to fair value through income. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Management believes the adoption of this statement will not have a material effect on the Company.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2000 the Company had variable rate debt outstanding of $26.0 million with an interest rate of approximately 8.9%. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.3 million. The Company does not believe that its market risk financial instruments on December 31, 2000 would have a material effect on future operations or cash flow.

         The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      PAGE NO.
                                                                    -----------

Reports of Independent Auditors                                          16

Consolidated Balance Sheets as of December 31, 2000 and 1999             19

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and 1998                                         20

Consolidated Statements of Changes in Shareholder's Equity
for the years ended December 31, 2000, 1999 and 1998                     21

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                         22

Notes to Consolidated Financial Statements                               23

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholder
Kinetek, Inc.


We have audited the accompanying consolidated balance sheets of Kinetek, Inc. (formerly Motors and Gears, Inc.) as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 34% as of December 31, 1999 and net sales constituting 33% and 34% for the years ended December 31, 1999 and 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1999 and 1998 provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetek, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP


Chicago, Illinois
March 9, 2001

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Motion Control Engineering, Inc.:



We have audited the balance sheet of MOTION CONTROL ENGINEERING, INC. (a California corporation and a wholly-owned subsidiary of Kinetek, Inc. formerly known as Motors & Gears, Inc.) as of December 31, 1999, and the related statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motion Control Engineering, Inc. as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                      ARTHUR ANDERSEN LLP


Sacramento, California
January 21, 2000

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
FIR Group Holding Italia S.p.A.


         We have audited the consolidated balance sheets of FIR Group Holding Italia S.p.A. (a wholly-owned subsidiary of Kinetek, Inc., formerly Motors & Gears, Inc.) as of October 31, 1999, and the related consolidated statements of income for the two years ended October 31, 1998 and 1999, and the related consolidated statements of retained earnings and cash flow for the year ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1999, and the results of its operations for the two years ended October 31, 1998 and 1999 and its cash flow for the year ended October 31, 1999, in conformity with generally accepted accounting principles.


                            PRICEWATERHOUSECOOPERS S.p.A.


Bologna, 26 January 2000

                               KINETEK, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                            December 31,
                                                      -------------------------
                                                          2000            1999
                                                          ----            ----

ASSETS
Current Assets
 Cash and cash equivalents                               $ 8,490      $ 11,260
 Accounts receivable, net allowance of $1,891 and
 $850 at December 31, 2000 and 1999, respectively         51,402        53,473
 Inventories                                              44,548        44,146
 Prepaid expenses and other current assets                 3,941         4,035
 Due from affiliated company                               5,414             -
                                                        --------      ---------
         Total current assets                            113,795       112,914

Property, plant and equipment-Net                         19,933        21,562
Goodwill-Net                                             202,007       223,561
Deferred financing costs-Net                              10,601        12,392
Deferred income taxes                                      1,060         2,851
Investment in affiliate                                   12,344         7,285
Other non-current assets                                   1,342         2,021
                                                        --------      --------
          Total assets                                  $361,082       382,586
                                                        ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
 Accounts payable                                       $ 20,965      $ 22,670
 Accrued interest payable                                  4,860         4,986
 Accrued expenses and other current liabilities           12,829        12,081
 Due to affiliated company                                   -           2,185
 Current portion of long term debt                        30,355         1,629
                                                        --------      --------
      Total current liabilities                           69,009        43,551

Long term debt                                           282,297       311,550
Other non-current liabilities                              2,637         3,326

Shareholder's equity:
 Common stock, $.01 par value, 100,000 shares
  authorized, issued and outstanding                           1             1
 Additional paid-in capital                               50,005        50,005
 Accumulated other comprehensive (loss)                  (16,043)       (5,125)
 Accumulated deficit                                     (26,824)      (20,722)
                                                        --------      --------
          Total shareholder's equity                       7,139        24,159
                                                        --------      --------
          Total liabilities and shareholder's equity    $361,082     $ 382,586
                                                        ========     =========


         See accompanying notes to consolidated financial statements.




                                            KINETEK, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                 Year Ended December 31,
                                                      -------------------------------------------------
                                                          2000               1999             1998
                                                          ----               ----             ----

Net sales                                               $316,666           $307,877         $275,833
Cost of sales, excluding depreciation                    199,885            196,758          180,453
Selling, general and administrative expenses,
 excluding depreciation                                   47,136             42,862           37,559
Depreciation                                               6,162              5,549            4,492
Amortization of goodwill and other intangibles            23,802              9,045            8,235
Management fees to affiliated company                      3,184              3,066            2,770
                                                      ----------         ----------        ---------
Operating income                                          36,497             50,597           42,324

Other (income) expense:
            Interest expense                              33,115             33,802           32,994
            Interest income                                 (406)              (390)            (806)
            Miscellaneous, net                               421               (131)             110
                                                      ----------         ----------        ---------
Income before income taxes                                 3,367             17,316           10,026
Provision (benefit) for income taxes                       9,469              8,698           (3,072)
                                                      ----------         ----------        ---------

Net (loss) income                                     $   (6,102)            $8,618         $ 13,098
                                                      ==========         ==========         ========

















         See accompanying notes to consolidated financial statements.



                                                KINETEK, INC.
                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                               Common Stock                        Accumulated
                                           ---------------------   Additional         Other                             Total
                                            Number of               Paid-in       Comprehensive     Accumulated     Shareholder's
                                             Shares     Amount      Capital       (Loss) Income       Deficit           Equity


Balance at December 31, 1997                 100,000     $   1       $50,005       $     (16)        $  (42,438)     $   7,552

  Foreign currency translation adjustment          -         -             -           1,963                  -          1,963

  Net Income                                       -         -             -               -             13,098         13,098
                                                                                                                     ---------
  Comprehensive Income                             -         -             -               -                  -         15,061
                                             -------     -----      --------       ---------         ----------      ---------


Balance at December 31, 1998                 100,000         1        50,005           1,947            (29,340)        22,613

  Foreign currency translation adjustment          -         -             -          (7,072)                 -         (7,072)

  Net Income                                       -         -             -               -              8,618          8,618
                                                                                                                     ---------
  Comprehensive Income                             -         -             -               -                  -          1,546
                                             -------     -----      --------       ---------         ----------      ---------


Balance at December 31, 1999                 100,000         1        50,005          (5,125)           (20,722)        24,159

  Foreign currency translation adjustment          -         -             -         (10,918)                 -        (10,918)

  Net Income                                       -         -             -               -             (6,102)        (6,102)
                                                                                                                     ---------
  Comprehensive Income                             -         -             -               -                  -        (17,020)
                                             -------     -----      --------       ---------         ----------      ---------

Balance at December 31, 2000                 100,000     $   1      $ 50,005       $ (16,043)        $  (26,824)      $  7,139
                                             =======     =====      ========       =========         ==========       ========





                                        See accompanying notes to consolidated financial statements.



                                                     KINETEK, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                            Year Ended December 31,
                                                             -----------------------------------------------------
                                                                    2000              1999               1998
                                                                    ----              ----               ----

Cash flows from operating activities:
        Net (loss) income                                      $ (6,102)            $  8,618           $ 13,098
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
        Depreciation and amortization                            31,256               15,884             14,018
        Deferred income taxes                                     2,319                1,133             (5,917)

Changes in operating assets and liabilities (net
 of effects from acquisitions):
        Accounts receivable                                       2,071               (1,503)            (6,897)
        Inventories                                                 834                 (828)            (3,017)
        Prepaid expenses and other                                 (435)                 (95)            (1,482)
        Accounts payable                                         (1,705)              (1,161)             3,648
        Accrued expenses and other                                  624                5,037             (2,603)
        Non-current assets & liabilities                           (991)                 (54)             1,081
        Payables to affiliated company                           (7,599)                 969               (272)
                                                              ---------            ---------          ---------
        Net cash provided by operating activities                20,272               28,000             11,657

Cash flows from investing activities:
        Capital expenditures, net                                (5,103)              (4,171)            (4,964)
        Acquisition of subsidiaries                              (5,661)              (3,596)           (58,486)
        Cash acquired in acquisition of subsidiaries                 -                    -                 412
        Investment in affiliate                                  (5,059)                  -              (7,285)
                                                              ---------            ---------          ---------
        Net cash used in investing activities                   (15,823)              (7,767)           (70,323)

Cash flows from financing activities:
        Proceeds from revolving credit facility                  28,000               25,000             59,000
        Repayment of long-term debt                                (625)                (414)            (2,307)
        Repayment of borrowings under revolving
            credit facility                                     (30,000)             (38,000)           (18,000)
        Payment of consent fee to bondholders                        -                    -              (2,550)
                                                               --------            ---------          ---------
        Net cash (used in)/provided by financing activities      (2,625)             (13,414)            36,143
Effect (decrease) increase of exchange rate changes on cash      (4,594)              (2,575)               659
                                                              ---------            ---------          ---------

Net increase (decrease) in cash and cash equivalents             (2,770)               4,244            (21,864)

Cash and cash equivalents at beginning of year                   11,260                7,016             28,880
                                                              ---------            ---------          ---------
Cash and cash equivalents at end of year                         $8,490              $11,260            $ 7,016
                                                              =========            =========          =========


Supplemental disclosures of cash flow information: Cash
paid during the period for:
        Third Party Interest                                    $31,970             $ 32,275           $ 31,286
        Income taxes                                              7,219                5,576              5,257
Non cash investing activities:
        Capital leases                                              392                1,284              1,325

               See accompanying notes to consolidated financial statements.

                               KINETEK, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


1.       Description of Business and Acquisitions


         Kinetek, Inc. (Company), a wholly-owned subsidiary of Motors and Gears Holding, Inc. (Parent), a majority-owned subsidiary of Jordan Industries, Inc. (JII), operates in the motion control industry.

         On May 15, 1998, the Company acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $59,157. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $(51); and resulted in an excess purchase price over net identifiable assets of $45,113. The Company also had a contingent purchase price agreement relating to the acquisition of ADC. The contingent purchase price was dependent upon the acquired entity's results of operations for 1998 and 1999 exceeding certain targeted levels set substantially above the historical experience of ADC at the time of acquisition. Under this agreement the Company paid $3,093 in 2000 related to 1999 operations and paid $3,200 in 1999 related to 1998 performance. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures some of its own production equipment as well as electric motor components known as commutators.

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

         On December 31, 1999, the Company, through its wholly-owned subsidiary FIR (consisting of FIR Group Holdings, Inc.; FIR Group Holdings Italia, S.r.L.; Construgioni Italiane Motori Elettrici, S.p.A.; Selin Sistemi, S.p.A.; FIR Electromeccanica, S.p.A.; T.E.A. Technologie Electromeccaniche ed Automazione, S.r.l., and Beta), acquired certain net assets of the L'Europea Electric Hoist division ("L'Europea") from Pramac Industriale for $2,568 in cash and a $2,632 subordinated seller note payable in annual installments through 2002. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $1,236 and resulted in an excess purchase price over net identifiable assets of $3,964. L'Europea hoists are electric pulleys and elevators used for lifting applications mainly found at construction sites.

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

2.       Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure timely consolidated financial statements.

Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments with an initial maturity of three months or less at the time of purchase.

Inventories

         Inventories are stated at the lower of cost or market. Inventories valued at either average or first-in, first-out (FIFO) cost, accounted for approximately 77% and 77% of the Company's inventories at December 31, 2000 and 1999, respectively. All other inventories are valued using the last-in, first-out (LIFO) cost, which approximated current cost at December 31, 2000.

Property, Plant, and Equipment

         Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using either straight-line or accelerated methods over the estimated useful lives of the assets. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of the lease term or their estimated productive lives. Amortization of leasehold improvements and assets under capital leases is included in depreciation expense.

         The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:


        Buildings                             5 to 33 years
        Machinery and equipment               3 to 10 years
        Dies and tooling                      2 to 5  years
        Furniture and fixtures                3 to 7  years
        Vehicles                              3 to 5  years


Foreign Currency Translation

         In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the balance sheet date rates while income and expenses are translated at the weighted-average exchange rates for the year. The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. Gains or losses resulting from the translations of foreign currency financial statements are deferred and classified as a separate component of shareholder's equity.

Intangible Assets

         Goodwill is amortized using the straight-line method over 30 years at Merkle-Korff Industries, Inc., FIR, Motion Control Engineering, Inc., and Advanced DC Motors, Inc., and up to 40 years at Imperial (consisting of The Imperial Electric Company and Gear Research, Inc.) Goodwill at December 31, 2000 and 1999 is net of accumulated amortization of $52,049 and $29,198, respectively. The covenants not to compete are being amortized using the straight-line method over the respective terms of the agreements. The covenants not to compete at December 31, 2000 and 1999 are net of accumulated amortization of $2,612 and $1,806, respectively. Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Deferred financing costs at December 31, 2000 and 1999 are net of accumulated amortization of $6,598 and $4,807, respectively. Amortization of deferred financing costs is included in interest expense.

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

Income Taxes

         Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The operating results of the Company are included in the consolidated federal income tax return of JII. In addition, the Company is party to a tax-sharing agreement with JII. Under its tax sharing agreement, the Company's income tax provision has been calculated as if the Company would have filed a separate federal income tax return.

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

Financial Instruments

         The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Subordinated Notes, and the revolving credit facility. Other than the Senior Notes (see Note 7), the fair values of the Company's financial instruments are not materially different from their carrying values at December 31, 2000.

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

Freight Expense

         The Company recognizes freight expenses as a component of cost of goods sold.


3.       Inventories

         Inventories consist of the following:

                                                     December 31,
                                             --------------------------
                                                 2000            1999
                                                 ----            ----

         Raw materials                          $26,599        $27,262
         Work in process                         12,564         12,086
         Finished goods                           5,385          4,798
                                             -----------     ----------
                                                $44,548        $44,146
                                             ===========     ==========


4.       Property, Plant, and Equipment

         Property, plant, and equipment consist of the following:


                                                         December 31,
                                            ---------------------------------
                                                 2000                1999
                                                 ----                ----

Land, buildings and improvements               $ 7,714            $ 8,103
Machinery and equipment                         29,566             27,615
Furniture and fixtures                           9,098              6,321
Other (vehicles, dies and tooling)               5,610              7,770
                                             ----------          ---------
                                                51,988             49,809

Less:  Accumulated depreciation and
amortization                                   (32,055)           (28,247)
                                             ----------          ---------

                                               $19,933            $21,562
                                             ==========          =========

5.       Short Term Notes Payable

         FIR has a number of short-term borrowing facilities available from various banks. The total amount available under these facilities is approximately $11,150 at interest rates ranging from 6.0% to 8.0% at December 31, 2000. There were no outstanding borrowings under these arrangements at December 31, 2000 and 1999. A portion of these facilities are secured by FIR's assets and a portion are in the form of overdraft coverage.


6.       Income Taxes

         Pretax (loss) income was taxed in the following jurisdictions:

                                      Year Ended December 31,
                        ----------------------------------------------
                            2000            1999            1998
                            ----            ----            ----

   Domestic                $ (833)       $ 14,328         $  4,738
   Foreign                  4,200           2,988            5,288
                          --------       ---------        ---------

                           $3,367        $ 17,316         $ 10,026
                          ========       =========        =========



The provision (benefit) for income taxes consists of the following:

                                                    Year Ended December 31,
                                         ------------------------------------------
                                           2000            1999            1998
                                           ----            ----            ----

Current:
       Federal                            $ 2,903         $ 4,167         $  (954)
       State                                1,084             981             (40)
       Foreign                              3,163           2,417           3,839
                                          --------        --------        --------

       Total current                        7,150           7,565           2,845

Deferred:
       Federal                              1,806           1,037          (5,223)
       State                                  400             211            (667)
       Foreign                                113            (115)            (27)
                                          --------        --------        --------

       Total deferred                       2,319           1,133          (5,917)
                                          --------        --------        --------

Provision (benefit) for income taxes      $ 9,469         $ 8,698         $(3,072)
                                          ========        ========        ========

         The provision (benefit) for income taxes differs from the amount of income tax provision computed by applying the U.S. federal income tax rate to income before income taxes. A reconciliation of the differences is as follows:


                                                                      Year Ended December 31,
                                                          ----------------------------------------------
                                                             2000              1999             1998
                                                             ----              ----             ----

Computed statutory tax provision                            $ 1,178          $ 5,887          $ 3,409
     Increase/(decrease) resulting from:
        State and local taxes, net of federal benefit           964              463              463
        Higher effective foreign tax rate                     1,806            1,305            2,104
        Change in valuation allowance                            -                -            (9,714)
        Previously unrecorded deferred taxes                   (281)              -               448
        Nondeductible amortization                            5,986              833              674
        Other                                                  (184)            (127)            (366)
                                                            --------         --------         --------

Provision (benefit) for income taxes                         $9,469          $ 8,698          $(3,072)
                                                            ========         ========         ========

         The change in the Company's valuation allowance is related to deferred tax assets arising from the Company's acquisition of a subsidiary on November 7, 1996 from an affiliate. The deferred tax assets pertain to additional tax bases in certain assets related to this transaction. The valuation allowance was reversed due to continued profitable domestic operating results and based on management's assessment that it is more likely than not that all of the net deferred tax assets will be realized through future taxable earnings, or implementation of tax planning strategies. For the year ended December 31, 2000, non-deductible amortization increased over previous years' amounts as a result of the Company's write-down of goodwill associated with one of its businesses (see
Note 13).

     Deferred tax liabilities and assets are comprised of the following:

                                                      December 31,
                                            --------------------------------
                                                  2000            1999
                                                  ----            ----

Deferred tax liabilities:
     Goodwill                                   $ 8,233        $ 5,973
     Property, plant and equipment                  269            184
     Foreign deferred taxes                         889            478
     Other                                          109             67
                                                -------        -------

Total deferred tax liabilities                    9,500          6,702

Deferred tax assets:
     Property, plant and equipment                4,385          3,931
     Intangibles other than goodwill              4,925          5,070
     Vacation accrual                               471            407
     State tax                                        -            610
     Franchise tax                                  273            262
     Employee benefits                              403            362
     Uniform capitalization                         301            133
     Allowance for doubtful accounts                165            151
     Inventory obsolescence reserve                 747            352
     Warranty reserve                               266            196
     Other                                          236            219
                                                -------        -------

Total deferred tax assets                        12,172         11,693
                                                -------        -------
Net deferred tax assets                         $ 2,672        $ 4,991
                                                =======        =======

As of December 31, 2000 there was $387 of accumulated unremitted earnings from the Company's foreign subsidiaries on which deferred taxes have not been provided as undistributed earnings on foreign subsidiaries are indefinitely reinvested.


7.       Long Term Debt

         Long-term debt consists of the following:

                                                         December 31,
                                               --------------------------------
                                                    2000             1999
                                                    ----             ----
Series D Senior Notes, including $3,000
and $3,500 of Unamortized premium at
December 31, 2000 and 1999, respectively (A)    $ 273,000         $273,500
Revolving Credit Facility (A)                      26,000           28,000
Subordinated Notes Payable (B)                     11,055            8,850
Capital leases (C)                                  2,597            2,829
                                                ----------        ---------
Current Portion                                   312,652          313,179
                                                  (30,355)          (1,629)
                                                ----------        ---------
                                                $ 282,297         $311,550
                                                ==========        ========

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

         The fair value of the Senior Notes was $251,100 at December 31, 2000. The fair value was calculated by multiplying the face amount by the market price at December 31, 2000.

         The Company's Credit Agreement, expiring November 7, 2001, is in the form of a revolving credit facility and provides for borrowings of up to $75,000. Borrowings bear interest at a floating rate of LIBOR plus 2.25% (8.625% at December 31, 2000) or base rate plus 1.25% (9.50% at December 31, 2000), subject to reduction based on the Company's leverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to reduction based on the Company's leverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. Borrowings outstanding under the revolving credit facility at December 31, 2000 and 1999 were $26,000 and $28,000, respectively.

         The Credit Agreement contains covenants which, among other things, provide for a minimum level of interest coverage, as defined, and limit the Company's ability to incur additional indebtedness, create liens, make restricted payments, engage in affiliate transactions or mergers and consolidations, and make asset sales.

(B) The Subordinated Notes Payable substantially consists of a $5,000 note payable to the former shareholder of Merkle-Korff and a $3,850 note payable to the former shareholders of ED&C. The note payable to the former shareholder of Merkle-Korff is due in installments beginning December 31, 2000 (December 31, 2000 installment was paid on January, 2, 2001) through December 31, 2003 and bears interest at 9% per annum. The note payable to the former ED&C shareholders is due December 31, 2002 and bears interest at 9% per annum subject to a two-year cap on accrued and unpaid interest. These notes are unsecured obligations of the Company.

(C) Interest rates on capital leases range from 3.9% to 8.4% and mature in installments through 2005.

The future minimum lease payments as of December 31, 2000 under capital leases consist of the following:

     2001                                                       $  839
     2002                                                          770
     2003                                                          740
     2004                                                          484
     2005                                                          116
     Thereafter                                                      3
                                                              --------
             Total                                               2,952
     Less amount representing Interest                            (355)
                                                              --------
     Present value of future minimum lease payments             $2,597
                                                              ========

         The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2000.

         Aggregate maturities of long-term debt including future minimum lease payments excluding interest at December 31, 2000 are as follows:

                   2001                       $ 30,355
                   2002                          6,543
                   2003                          2,177
                   2004                            464
                   2005                            110
                   Thereafter                 $273,003

8. Leases

         The Company leases certain land, buildings, and equipment under noncancellable operating lease agreements expiring in various years through 2007. Minimum future lease payments, by year, under noncancellable operating leases including those with related parties (Note 10), are as follows at December 31, 2000:

                  2001                         $ 2,825
                  2002                           2,791
                  2003                           2,474
                  2004                           1,608
                  2005                           1,150
                  Thereafter                    $1,277

         Total rent expense was $3,184, $3,586 and $3,777 for the years ended December 31, 2000, 1999 and 1998, respectively.

9.       Benefit Plans

         Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k)
Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,756, $1,451 and $1,353 for the years ended December 31, 2000, 1999 and 1998, respectively.

         FIR provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the employ of the Company and approximated $2,277 and $2,900 at December 31, 2000 and 1999, respectively.

10.      Related Party Transactions

         Services Agreements. The parent and its subsidiaries (including the Company) are subject to the following five agreements and arrangements with JII:

         First, the Company and each of its subsidiaries entered into a new advisory agreement (the "New Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries are charged by JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $0, $36 and $1,092 in 2000, 1999, and 1998, respectively); (ii) financial advisory fees of up to 1.0% of debt, equity, or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates (which were $0, $0 and $400 in 2000, 1999 and 1998, respectively); and (iii) reimbursement for The Jordan Company's or JII's out-of-pocket costs in connection with providing such services (which were $0, $0 and $100 in 2000, 1999 and 1998, respectively). The New Subsidiary Advisory Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

         Second, the Company and each of its subsidiaries entered into a management consulting agreement (the "New Subsidiary Consulting Agreement"), pursuant to which they are charged by JII annual consulting fees of 1.0% of the Company's net sales for such services and are required to reimburse JII for its out-of-pocket costs related to its services. The New Subsidiary Consulting Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the New Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $2,739, $2,770 and $700 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Third, the Company and each of its subsidiaries entered into a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company is charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries. In accordance with this agreement, such charges were $1,995, $1,593 and $1,214 for the years ended December 31, 2000, 1999 and 1998, respectively. The JI Properties Services Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

         Fourth, JII refined the allocation of its overhead, general and administrative charges and expense between JII and its subsidiaries, including the Company, in order to more closely match these overhead charges with the revenues and usage of corporate overhead by JII and its subsidiaries. Under this agreement, the Company's allocable portion of corporate expenses was $2,434, $2,152 and $2,136 for the years ended December 31, 2000, 1999 and 1998 respectively.

         Fifth, the Company and JII entered into the transition agreement (the "Transition Agreement") pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the operations of the Company. The Company reimburses JII for services provided pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement expires on December 31, 2001, but is automatically renewed for successive one-year periods (unless either party provides prior written notice of non-renewal) through 2007. The Transition Agreement may be terminated by the Company on 90 days' written notice.

         Tax Sharing Agreement. The Company and each of its subsidiaries are party to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for federal income tax purposes. Pursuant to the Tax Sharing Agreement, each of the consolidated subsidiaries of JII pays to JII on an annual basis, an amount determined by reference to the separate return tax liability of the subsidiary as defined in Treasury Regulation ss.1.1552-1(a) (2) (ii). For the years ended December 31, 2000 and 1999, the income tax payments by the Company to JII under the Tax Sharing Agreement were $3,308 and $1,000, respectively. These income tax payments reflected a federal tax rate of approximately 35% of each U.S. subsidiary's pre-tax income.

         Related Party Leases. The Company leases certain plants, warehouses, and offices under net leases from affiliated entities. Rent expense, including real estate taxes attributable to these leases, amounted to $1,544, $1,657 and $1,602 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum rental payments required under these leases are as follows:

                        2000                   $  994
                        2001                      932
                        2002                      690
                        2003                      540
                        2004                      540
                        Thereafter             $1,035

         Investment in Affiliate. In April 2000, the Company invested an additional $5.1 million in Class A Preferred Stock of JZ International, Ltd. This increases the Company's investment in JZ International, Ltd to $12,344 at December 31, 2000. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method. At December 31, 2000 and 1999, the cost of the investment approximates market value.

         Legal Fees. An individual who is a shareholder, Director, General Counsel and Secretary of the Parent is also a partner in a law firm used by the Company. The firm was paid $229, $180 and $388 in fees and expenses during the years ended December 31, 2000, 1999 and 1998, respectively. The rates charged to the Company were at arms-length.

Due (from) to affiliated Company (JII) consists of:

                                                    December 31,
                                             ----------------------------
                                                 2000           1999
                                                 ----           ----

       Management fee                         $     -         $   559
       Overhead allocation and other            (5,414)         1,626
                                              ---------       --------
                                              $ (5,414)       $ 2,185
                                              =========       ========

11.      Additional Purchase Price Arrangements

         The terms of the Company's Motion Control acquisition agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments, if any, under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four-year period.

         The terms of the Company's ADC acquisition agreement provided for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels were set substantially above the historical experience of the acquired entity at the time of acquisition. Subject to the terms and conditions of the agreement, the Company made payments to the sellers on or before April first immediately following the respective fiscal year during which each such contingent payment was earned. The contingent payments applied to operations of fiscal year 1999 and 1998. The Company made a payment related to this agreement of $3,093 to the sellers of ADC in March 2000 and an additional $3,200 in March 1999. These contingent payments were recorded as an addition to goodwill.

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

       Measurement of Segment Operating Income and Segment Assets

         The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in Note 2, "Summary of Significant Accounting Policies". No single customer accounts for 10% or more of consolidated net sales. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash and deferred financing fees.

       Factors Used to Identify the Enterprise's Reportable Segments

         The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

                 Summary financial information by business segment is as follows:

                                                            Year Ended
                                                            December 31,
                                      -------------------------------------------------
                                          2000              1999              1998
                                          ----              ----              ----
Net Sales
Motors                                  $233,110          $235,374          $214,230
Controls                                  83,556            72,503            61,603
                                       ---------          --------          --------
                                        $316,666          $307,877          $275,833
                                       =========          ========          ========

Operating Income
Motors                                  $ 50,889          $ 51,076          $ 43,850
Controls (1)                              (4,566)            8,367             7,124
Corporate Expenses (2)                    (9,826)           (8,846)           (8,650)
                                       ---------          --------          --------
   Total Operating Income                 36,497            50,597            42,324
Interest Expense                         (33,115)          (33,802)          (32,994)
Interest Income                              406               390               806
Miscellaneous, net                          (421)              131              (110)
                                       ---------          --------          --------
   Income before Income Tax              $ 3,367          $ 17,316          $ 10,026
                                       =========          ========          ========

Identifiable Assets
Motors                                  $257,567          $267,489          $278,153
Controls                                  70,144            87,207            80,039
Corporate                                 33,371            27,890            30,629
                                       ---------          --------          --------
                                        $361,082          $382,586          $388,821
                                       =========          ========          ========

Capital Expenditures
Motors                                    $4,440            $3,087            $4,164
Controls                                   1,188             1,169             1,011
                                       ---------          --------          --------
                                          $5,628            $4,256            $5,175
                                       =========          ========          ========

Depreciation
Motors                                    $4,943            $4,726            $4,101
Controls                                   1,219               823               391
                                      ----------          --------          --------
                                          $6,162            $5,549            $4,492
                                      ==========          ========          ========

Amortization
Motors                                    $7,163            $6,945            $6,146
Controls                                  16,639             2,100             2,089
                                      ----------          --------          --------
                                         $23,802            $9,045            $8,235
                                      ==========          ========          ========

(1) Operating loss in 2000 for the Controls segment reflects the goodwill impairment charge of $14,636 (see Note 13).
(2) Management fees paid to affiliated company have been included in corporate expenses.

     Summary financial information by geographic area is as follows:

                                                     Year Ended
                                                     December 31,
                                     -----------------------------------------
                                         2000         1999          1998
                                         ----         ----          ----

Net sales to unaffiliated
  customers
United States                          $275,633      $263,242      $232,880
Europe                                   41,033        44,635        42,953
                                     ----------     ---------     ---------
                                       $316,666      $307,877      $275,833
                                     ==========     =========     =========

Identifiable assets excluding
  intangible assets
United States                          $ 28,207      $ 24,136      $ 22,548
Europe                                    4,727         5,215         6,383
                                     ----------     ---------      --------
                                       $ 32,934      $ 29,351      $ 28,931
                                     ==========     =========      ========


13.      Goodwill Impairment

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

         During the three months ended September 30, 2000, the Company recorded a non-cash impairment loss of $14,636 associated with the write-down of goodwill relating to one of the businesses, ED&C. This write-down of goodwill is presented in the Consolidated Statements of Operations in Amortization of goodwill and other intangibles , and is not deductible for income tax purposes. Significant adverse changes in ED&C's business environment as well as historical, current and projected cash flow losses led management to evaluate the operations of ED&C. As a result of this evaluation, management concluded that ED&C's goodwill was impaired, and accordingly, it has been written down to zero, the Company's best estimate of its fair value as determined using expected future cash flows. Considerable management judgment is necessary to determine fair value. Accordingly, actual results could vary significantly from these estimates.

14.      Legal Proceedings

         The Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                  PART III
                                  --------

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

         The following sets forth the names and ages of the Company's directors, executive officers and other key employees and the positions they hold as of the date of this annual report:

       Name                    Age             Position with Company

  Thomas H. Quinn              53       Chairman
  Ron A. Sansom                41       Chief Executive Officer and a Director
  Daniel Drury                 39       Chief Financial Officer
  Norman Bates                 39       Vice President, Business Development
  John W. Brown                64       Vice President, Programs
  Randall Bays                 45       President, Imperial
  G. Barry Lawrence            54       President, Gear
  Paul Boggs                   51       President, Merkle-Korff
  Paolo Bergamaschi            31       President, FIR
  Todd Williams                43       President, Electrical Design
  Javad Rahimian               50       President, Motion Control
  William Rodgers              66       Chairman, Advanced DC Motors
  Jonathan F. Boucher          44       Vice President and a Director
  John W. Jordan, II           53       Director
  David W. Zalaznick           46       Director
  John D. Simms, Sr.           73       Director

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

   Mr. Drury has served as Chief Financial Officer since April, 2000. Prior to joining the Company, Mr. Drury held a succession of financial management positions with various divisions of General Electric from 1982 to 2000, most recently as Finance Manager - Control Products at GE Industrial Systems.

   Mr. Bates has served as Vice President of Business Development since April, 2000. Mr. Bates was the Company's Chief Financial Officer from April 1997 until that time. Prior to that, Mr. Bates held several financial management positions with General Electric from 1984 to 1997, including Finance Manager of General Electric's Appliance Components business.

   Mr. Bays has served as the President of Imperial since April 1997. Prior to that, Mr. Bays held several senior management positions in General Electric's motor and control business from 1991 to 1997. Prior to that, Mr. Bays held senior management positions in Bomar, Inc.'s electronic business.

   Mr. Lawrence has served as President of Gear since 1991. Prior to that, Mr. Lawrence held several senior management positions with Gear since 1978.

   Mr. Brown has served as Chairman of Merkle-Korff since 2000. From 1993 to 2000 Mr. Brown served as Merkle-Korff's President. Prior to that, Mr. Brown held several senior management positions with Merkle-Korff since the 1950's, including Executive Vice President until 1993.

   Mr. Boggs has served as President of Merkle-Korff since 2000. From 1996 through 2000, Mr. Boggs was a Business Team leader for certain motors and controls divisions of General Electric. Prior to that Mr. Boggs held several management and engineering positions with General Electric.

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

   Mr. Rahimian has served as the President of Motion Control since its inception in 1983. Prior to that, Mr. Rahimian was employed by Elevator Industries as an engineering specialist.

   Mr. Rodgers has served as Chairman and acting President of ADC since 2000. From ADC's inception in 1989 through 2000, Mr. Rodgers served as President of ADC. Prior to 1989, Mr. Rodgers held several management positions at Prestolite.

   Mr. Boucher has served as a Vice President and a director of the Company since its inception. Since 1983, Mr. Boucher has been a partner of The
Jordan Company, a private merchant banking firm. Mr. Boucher is also a director of JII as well as other privately held companies.

   Mr. Jordan has served as a director of the Company since its inception. Mr. Jordan is a managing partner of The Jordan Company, a private merchant-banking firm which he founded in 1982. Mr. Jordan is also a director of JII, AmeriKing, Inc., Carmike Cinemas, Inc., Archibald Candy Corporation, Welcome Home, Inc., GFSI, Inc., GFSI Holdings, Inc., Rockshox, Inc. and Apparel Ventures, Inc. as well as other privately held companies.

   Mr. Zalaznick has served as a director of the Company since June 1996. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of JII, AmeriKing, Inc., Carmike Cinemas, Inc., Marisa Christina, Inc., Apparel Ventures, Inc., Jackson Products, Inc., GFSI, Inc., and GFSI Holdings, Inc. as well as other privately held companies.

   Mr. Simms has served as a director of the Company since 1998. Mr. Simms was the owner of Merkle-Korff from 1966 until September 22, 1995 when Merkle-Korff was purchased by the Company. Mr. Simms has nearly fifty years of experience in the electric motor business.

Board of Directors

      Liability Limitation. The Certificate of Incorporation provides that a director of the Company shall not be personally liable to it or its stockholders for monetary damages to the fullest extent permitted by Delaware Corporation Law. In accordance with Delaware Corporation Law, the Certificate of Incorporation does not eliminate or limit the liability of a director for acts or omissions that involve intentional misconduct by a director or a knowing violation of law by a director for voting or assenting to an unlawful distribution, or for any transaction form which the director will personally receive a benefit in money, property, or services to which the director is not legally entitled. Delaware Corporation Law does not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of his duty of care. Any amendment to these provisions of the Delaware Corporation Law will automatically be incorporated by reference into the Certificate of Incorporation and the Bylaws, without any vote on the part of its stockholders, unless otherwise required.

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


Executive Compensation

         The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 2000 to those persons who were, at December 31, 2000: (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 during such period.

Annual
Compensation
                                                               Other Annual
Name and Principal Position       Year     Salary     Bonus    Compensation(1)
---------------------------       ----     ------     -----    ---------------

Thomas H. Quinn (2)
  Chairman of the Board           2000     $ -        $ -           $ -
Ron A. Sansom (2)
  Chief Executive Officer         2000       -          -             -
Daniel D. Drury (2)
  Chief Financial Officer         2000       -          -             -
Norman R. Bates (2)
  V.P. - Business Development     2000       -          -             -


(1) For the periods indicated, no executive officer named in the table received any Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of Annual Salary and Bonus reported for him in the two preceding columns.
(2) Does not reflect compensation paid to Messrs. Quinn, Sansom, Drury and Bates by JII.

   The Company does not maintain a stock option or stock purchase plan and has not awarded any of its employees individual stock option grants.

Compensation Committee Interlock and Insider Participation

         The Board of Directors does not maintain a Compensation Committee. During fiscal 2000, however, Messrs. Boucher, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation. During 2000, certain of the foregoing executive officers of the Company served and currently serve as directors, executive officers and members of a compensation committee of another entity, one of whose executive officers served and currently serves as a director of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the outstanding common stock of the Company is owned by Parent. The table below sets forth as of March 23, 2001 certain information regarding beneficial ownership of the common stock of Parent held by (i) each of its directors and executive officers who own shares of common stock of Parent, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent indicated as beneficially owned by them, except as otherwise noted.

                                                    Amount of Beneficial
                                                        Ownership (1)
                                            ---------------------------------
                                               Number of       Percentage
                                                 Shares          Owned
                                                 ------          -----
Executive Officers and Directors:
Ron A. Sansom                                    300.000         1.5%
John W. Jordan II (2) (3) (4) (5)             7,136.8809         36.2
David W. Zalaznick (2) (4) (6)                3,531.2473         17.9
Jonathan F. Boucher (2)                       1,116.5587          5.7
Thomas H. Quinn (2)                           1,799.7294          9.1
All directors and executive officers
  as a Group (12 persons)                    13,884.4163         70.5

Other Principal Stockholders:
Jordan Industries, Inc (7)                        0.0000         0.0%
Leucadia Investors, Inc.                      2,019.7802         10.3
JII Partners Limited Partnership (8)          1,500.0000          7.6

(1)  Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under
     Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of March 23, 2001, there were 19,700 shares of common stock of Parent issued and outstanding.
(2) Does not include shares of common stock of Parent owned by JII Partners Limited Partnership as to which the named individuals disclaim beneficial ownership.
(3) Includes 0.1650 shares held personally and 7,136.7159 shares held by the John W. Jordan II Revocable Trust. Does not include 51.025 shares held by Daly Jordan O'Brien, the sister of Mr. Jordan. 51.025 shares held by Elizabeth O'Brien Jordan, the mother of Mr. Jordan or 51.025 shares held by George C. Jordan, Jr., the brother of Mr. Jordan.
(4) Does not include 16.4973 shares held by the Jordan/Zalaznick Capital Company or 577.4053 shares held by JZ Equity Partners PLC, a publicly traded U.K. investment trust advised by an affiliate of The Jordan Company (which is controlled by Messrs. Jordan and Zalaznick).
(5) Does not include 535.8871 shares held by The Jordan Family Trust, of which John W. Jordan II, George C. Jordan, Jr. and G. Robert Fisher are the Trustees.
(6) Does not include 13.5558 shares held by Bruce H. Zalaznick, the brother of Mr. Zalaznick.
(7) JII owns all of the issued and outstanding junior preferred stock of Parent. The junior preferred stock entitles JII to approximately 82% of the voting power as of the date hereof. The principal address of JII is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL 60015.
(8) JII Partners Limited Partnership is an investment partnership whose partners include certain officers and employees of JII and its affiliates. The principal address of JI Partners is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL
     60015.

 Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Service Agreements. The Company and each of its subsidiaries are parties to an advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries will pay JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $0 in 2000); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates (which were $0 in 2000); and (iii) reimbursement for The Jordan Company's or JII's out-of-pocket costs in connection with providing such services (which were $0 in 2000). The Subsidiary Advisory Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Mssrs. Jordan, Boucher and Zalaznick, directors of the Company, are partners of The Jordan Company.

         The Company and each of its subsidiaries are parties to a management consulting agreement (the "Subsidiary Consulting Agreement"), pursuant to which they pay JII annual consulting fees of 1.0% of the Company's net sales for such services and are required to reimburse JII for its out-of-pocket costs related to its services. The Subsidiary Consulting Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $2.7 million for the year ended December 31, 2000.

         The Company and each of its subsidiaries are parties to a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company is charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries. In accordance with this agreement, such charges were $2.0 million for the year ended December 31, 2000. The JI Properties Services Agreement expires in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

         JII allocates its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, based on the respective revenues and usage of corporate overhead by JII and its subsidiaries. Under this agreement, the Company's allocable portion of corporate expenses was $2.4 million for the year ended December 31, 2000.

         The Company and JII are parties to a transition agreement (the "Transition Agreement") pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the operations of the Company. The Company reimburses JII for services provided including payment of salaries to executive officers pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement expires on December 31, 2001, but is automatically renewed for successive one-year periods (unless either party provides prior written notice of non-renewal) through 2007. The Transition Agreement may be terminated by the Company on 90 days' written notice.

         Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for federal income tax purposes. Pursuant to the Tax Sharing Agreement, each of the consolidated subsidiaries of JII pays to JII, on an annual basis, an amount determined by reference to the separate return tax liability of the subsidiary as defined in Treasury Regulation ss. 1.1552-1(a)(2)(ii). For the year ended December 31, 2000 the income tax payment by the Company to JII under the Tax Sharing Agreement was $3.3 million. This income tax payment reflected a federal income tax rate of approximately 35% of each subsidiary's pre-tax income.

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

         Investment in Affiliate. In April 2000, the Company invested an additional $5.1 million in Class A Preferred Stock of JZ International, Ltd. This increases the Company's investment in JZ International, Ltd to $12,344 at December 31, 2000. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method. At December 31, 2000 the cost of the investment approximates market value.

         Merkle-Korff Leases. Merkle-Korff leases some of its plants, warehouse and offices under a net lease (the "Merkle-Korff Leases") from companies controlled by John Simms, Sr., a Director of the Company. Rent expenses, including real estate taxes attributable to the Merkle-Korff Leases, amounted to $0.9 million for the year ended December 31, 2000. The Company has agreed to pay future minimum rental payments under the Merkle-Korff Leases amounting to $0.6 million for the year ended December 31, 2001. The Company has the right of first refusal to buy these facilities from Mr. Simms. See Note 10 to the Company's Consolidated Financial Statements. The Company believes the terms of the Merkle-Korff Leases are comparable to the terms it would obtain from a non-affiliated party.

         Motion Control Leases. Motion Control leases substantially all of its production and office space under noncancellable operating leases from a limited partnership whose partners include officers of Motion Control. These leases expire in 2007. Rent expense under the leases was $0.7 million for the year ended December 31, 2000. The Company believes the terms of the Motion Control leases are comparable to the terms it would obtain from a non-affiliated party.

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

                                  PART IV
                                  -------


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

(1) Financial Statements
    --------------------

       Reference is made to the Index to Consolidated Financial Statements Appearing in Item 8, which Index is incorporated herein by reference.

(2) Financial Statement Schedule
    ----------------------------

       The following financial statement schedule for the years ended December 31, 2000, 1999 and 1998 is submitted herewith:

          Item                                              Page Number
          ----                                              -----------
Schedule II - Valuation and qualifying accounts                  51


All other schedules for which provision is made is in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements or is considered immaterial.


(3) Exhibits
    --------

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


345                                             KINETEK, INC.



                                                By  /s/ Thomas H. Quinn
                                                    ------------------------
Dated:  March 23, 2001                              Thomas H. Quinn
                                                    Chairman of the Board



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                         By  /s/ Thomas H. Quinn
                                             -----------------------------
Dated:  March 23, 2001                       Thomas H. Quinn
                                             Chairman of the Board

                                         By  /s/ Ron A. Sansom
                                             -----------------------------
Dated:  March 23, 2001                       Ron A. Sansom
                                             Chief Executive Officer
                                             and a Director

                                         By  /s/ John W. Jordan II
                                             -----------------------------
Dated:  March 23, 2001                       John W. Jordan II
                                             Director

                                         By  /s/ David W. Zalaznick
                                             -----------------------------
Dated:  March 23, 2001                       David W. Zalaznick
                                             Director

                                         By  /s/ Jonathan F. Boucher
                                             -----------------------------
Dated:  March 23, 2001                       Jonathan F. Boucher
                                             Director

                                         By  /s/ John D. Simms, Sr.
                                             -----------------------------
Dated:  March 23, 2001                       John D. Simms, Sr.
                                             Director

                                         By  /s/ Daniel D. Drury
                                             -----------------------------
Dated:  March 23, 2001                       Daniel D. Drury
                                             Chief Financial Officer

                               EXHIBIT INDEX


Exhibit
Number                               Description
-------                              -----------

2.1 Contingent Earnout Agreement, dated as of November 7, 1996, by and among Kinetek, Inc., Kinetek Industries, Inc., The New Imperial Electric Company, The New Scott Motors Company, New Gear Research, Inc., The Imperial Electric Company, The Scott Motors Company and Gear Research, Inc. (incorporated by reference to Exhibit 2.2 to Kinetek, Inc.'s Form S-4 Registration Statement) (File No. 333-19257) (The "1996 S-4")

2.2 Share Purchase Agreement, dated March 2, 1997, by and among Motors and Gears Holdings, Inc. and the stockholders of FIR Group Holdings Italia, S.r.l. (incorporated by reference to exhibit 2.1 to Form 8-K of Kinetek, Inc., date March 31, 1998)

2.3 Purchase Agreement, dated November 17, 1997, by and among Motion Holdings, Inc. and the shareholders of Motion Control Engineering, Inc. (incorporated by reference to exhibit 2.2 to Form 8-K of Kinetek, Inc., dated March 31, 1998)

2.4 Agreement for purchase and sale of stock of Electrical Design and Control Company by and among ED&C Holdings, Inc. and the shareholders of Electrical Design and Control Company,
         (incorporated by reference to exhibit 2.3 to Form 8-K of Kinetek, Inc., dated March 31, 1998)

2.5 Share Purchase Agreement, dated April 9, 1998, for the direct and indirect sale of all the shares of Advanced DC (incorporated by reference to exhibit 99.1 to Form 8-K of Kinetek, Inc., dated January 28, 2000)

2.6 Amendment No. 1 to Agreement for Purchase and Sale of Stock, dated May 15, 1998, for the direct and indirect sale of all the shares of Advanced DC (incorporated by reference to exhibit 99.2 to Form 8-K of Kinetek, Inc., dated January 28, 2000)

3.1 Certificate of Amendment of Certificate of Incorporation of Motors And Gears, Inc. and Certificate of Incorporation of Motors And Gears, Inc. (File No. 333.44057) (the "1998 Form S-4")

3.2 Bylaws of Kinetek, Inc. (incorporated by reference to Exhibit 3.2 to the 1996 S-4)

4.1 Indenture, dated November 7, 1996, between Kinetek, Inc. and Fleet National Bank (incorporated by reference to Exhibit 4.1 to the 1996 S-4)

4.2 First Supplemental Indenture, dated December 17, 1997, between Kinetek, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the 1998 form S-4)

4.3 Indenture, dated December 17, 1997, between Kinetek, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the 1998 Form S-4)

10.1 Credit Agreement, dated November 7, 1996 by and among Kinetek Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to Exhibit 4.5 to the 1996 S-4)

10.2 Amendment No. 1 to Credit Agreement, dated June 3, 1997, by and among Kinetek Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to
         Exhibit 10.2 to the 1998 form S-4)

10.3 Amendment No. 2 to Credit Agreement, dated October 27, 1997, by and among Kinetek Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to exhibit 10.3 to the 1998 Form S-4)

10.4 Amendment No. 3 to Credit Agreement, dated November 21, 1997, by and among Kinetek Industries, Inc., the lenders listed thereto and Bankers Trust Company, as Agent (incorporated by reference to
         Exhibit 10.4 to the 1998 Form S-4)

10.5 Tax Sharing Agreement, dated June 28, 1994, by and among Jordan Industries, Inc. and each other corporation which is a signatory thereto (incorporated by reference to Exhibit 10.3 to the 1996 S-4)

10.6 Management Consulting Agreement, dated November 7, 1996, by and among Kinetek, Inc. and TJC Management Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the 1996 S-4)

10.7 Properties Services Agreement, dated July 25, 1997, by and among JI Properties, Inc., Jordan Industries, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.7 to the 1998 Form S-4)

10.8 Transition Agreement, dated July 25, 1997, by and between Motors and Gears Holdings, Inc. and Jordan Industries, Inc. (incorporated by reference to Exhibit 10.8 to the 1998 Form S-4)

10.9 New Subsidiary Advisory Agreement, dated July 25, 1997, by and among Motors and Gears Holdings, Inc., Jordan Industries, Inc. and the other signatories thereto (incorporated by reference to Exhibit
         10.9 to the 1998 Form S-4)

10.10 New Subsidiary Consulting Agreement, dated July 25, 1997, by and among Motors and Gears Holdings, Inc., Jordan Industries, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.10(a) to the 1996 S-4)

10.11 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and Thomas H. Quinn (incorporated by reference to Exhibit 10.1(a) to the 1998 S-4)

10.12 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and Jonathan F. Boucher (incorporated by reference to Exhibit 10.1(b) to the 1996 S-4)

10.13 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and David W. Zalaznick (incorporated by reference to Exhibit 10.1(c) to the 1996 S-4)

10.14 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and John W. Jordan II (incorporated by reference to Exhibit 10.1(d) to the 1996 S-4)

10.15 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and Ron A. Sansom (incorporated by reference to Exhibit 10.1(e) to the 1996 S-4)

10.16 Merkle-Korff Industries, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $5,000,000 payable to John D. Simms Revocable Trust Under Agreement (incorporated by reference to Exhibit 10.9 to the 1996 S-4)

10.17 Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,333 payable to Tina Levire (incorporated by reference to Exhibit 10.13 to the 1998 Form S-4)

10.18 Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,333 payable to Marta Monson (incorporated by reference to Exhibit
         10.14 to the 1998 form S-4)

10.19 Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,334 payable to Eric Monson (incorporated by reference to Exhibit 10.15 to the 1998 form S-4)

10.20 Industrial Building Leases, each dated as of September 22, 1996, by and between Merkle-Korff Industries, Inc. and the signatory thereto (incorporated by reference to Exhibits 10.16 - 10.19 to the 1996 S-4)

10.21 Employment and Non Competition Agreement, dated as of September 22, 1995, by and between Merkle-Korff Industries, Inc. and John D. Simms (incorporated by reference to Exhibit 10.20 to the 1996 S-4)

10.22 Employment and Non Competition Agreement, dated as of September 22, 1995, by and between Merkle-Korff Industries, Inc. and John W. Brown (incorporated by reference to Exhibit 10.21 to the 1996 S-4)

12.1    Computations of the Ratios of Earnings to Fixed Charges

21.1    Subsidiaries of Kinetek, Inc.

27.1    Financial Data Schedule

                                                                                       Schedule II

                                                     KINETEK, INC.
                                           VALUATION AND QUALIFYING ACCOUNTS
                                                (dollars in thousands)

                                                          Additions
                         Balance at      Additions       Charged to     Write Offs              Balance at
                         Beginning         due to         Costs and       Net of                  end of
                         of Period      acquisitions      Expenses      Recoveries     Other      Period
                         ---------      ------------      --------      ----------     -----      ------

December 31, 2000:
  Allowance for
  doubtful accounts         $850             0             1,433          (300)         (92)       $1,891

  Reserve for
  obsolescence             $1,211            0             1,180          (302)         (80)       $2,009

  Warranty reserve          $487             0               150           (12)           -          $625


December 31, 1999:
  Allowance for
  doubtful accounts         $734             0               784          (592)         (76)         $850

  Reserve for
  obsolescence              $761             0               902          (415)         (37)       $1,211

  Warranty reserve          $312             0               209           (34)           0          $487


December 31, 1998:
  Allowance for
  doubtful accounts         $529            67             1,116        (1,001)          23          $734

  Reserve for
  obsolescence              $ 46           258               417          (226)         266          $761

  Warranty reserve          $105            37               170             0            0          $312

