Form 10-Q
period 2001-03-31
MOTORS & GEARS INC
filed 2001-05-10
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


-------------------------------------------------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2001               Commission File Number 333-19257


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

        The number of shares outstanding of Registrant's Common Stock as of May 10, 2001: 100,000.

                               KINETEK, INC.


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

                       PART I. FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                     PAGE NO.
                                                                     --------

Condensed Consolidated Balance Sheets at March 31, 2001                 4
and December 31, 2000

Condensed Consolidated Statements of Income for the                     5
three months ended March 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the three           6
months ended March 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements                   7-8


                               KINETEK, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                         March 31,         December 31,
                                                           2001                2000
                                                      ---------------   -----------------
                                                        (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                             $ 12,250            $  8,490
  Accounts receivable, net                                58,467              51,402
  Inventories                                             46,696              44,548
  Prepaid expenses and other current assets                3,556               3,941
  Due from affiliated company                              2,428               5,414
                                                        --------            --------
       Total Current Assets                              123,397             113,795

Property, plant, and equipment, net                       20,410              19,933
Goodwill, net                                            202,670             202,007
Deferred financing costs, net                             10,154              10,601
Deferred income taxes                                      1,060               1,060
Investment in affiliate                                   12,344              12,344
Other assets, net                                          1,213               1,342
                                                        --------            --------
       Total Assets                                     $371,248            $361,082
                                                        ========            ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                      $ 24,351            $ 20,965
  Accrued interest payable                                11,810               4,860
  Accrued expenses and other current liabilities          10,412              12,829
  Current portion of long term debt                       25,036              30,355
                                                        --------            --------
       Total Current Liabilities                          71,609              69,009

Long-term debt                                           282,476             282,297
Other non-current liabilities                              3,771               2,637

Shareholder's Equity:
  Common Stock                                                 1                   1
  Additional paid-in-capital                              50,005              50,005
  Accumulated other comprehensive loss                   (11,684)            (16,043)
  Accumulated deficit                                    (24,930)            (26,824)
                                                        --------            --------
      Total Shareholder's Equity                          13,392               7,139
                                                        --------            --------
      Total Liabilities and Shareholder's Equity        $371,248            $361,082
                                                        ========            ========











     See accompanying notes to condensed consolidated financial statements.







                               KINETEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                          Three Months Ended
                                                               March 31,
                                                     ----------------------------

                                                        2001                 2000
                                                        ----                 ----

Net Sales                                                $78,297          $ 79,661
Cost of sales, excluding depreciation                     49,284            49,921
Selling, general and administrative expenses              12,981            12,111
Depreciation                                               1,383             1,442
Amortization of goodwill and other intangibles             2,106             2,344
Management fees and other                                    793               805
                                                        --------          --------

Operating Income                                          11,750            13,038

Other (income)/ expense:
   Interest expense                                        8,331             8,353
   Interest income                                          (101)              (81)
   Miscellaneous, net                                         77                40
                                                        --------          --------

Income before income taxes                                 3,443             4,726

Provision for income taxes                                 1,549             2,127
                                                        --------          --------

Net Income                                              $  1,894          $  2,599
                                                        ========          ========











           See accompanying notes to condensed consolidated financial statements.







                               KINETEK, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                        Three Months Ended
                                                                            March 31,
                                                                  -----------------------------

                                                                     2001                2000
                                                                     ----                ----

Cash flows from operating activities:
  Net income                                                      $  1,894             $ 2,599
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                     3,812               4,109
   Provision for deferred income taxes                                 584                 392

Changes in operating assets and liabilities net of
  effects from acquisitions:
   Current assets                                                   (8,828)                659
   Current liabilities                                               7,919              10,516
   Non-current assets & liabilities                                    548                 531
   Payable to affiliated company                                     2,986              (1,410)
                                                                  ---------            --------
   Net cash provided by operating activities                         8,915              17,396

Cash flows from investing activities:
   Capital expenditures, net                                          (797)             (1,187)
   Contingent purchase price                                            -               (3,093)
   Acquisition of subsidiary                                            -               (5,200)
                                                                  ---------            --------
   Net cash used in investing activities                              (797)             (9,480)

Cash flows from financing activities:
   Net repayment of borrowings under revolving
     credit facility                                                (3,000)             (6,000)
   Net repayment of other long-term debt                            (2,767)               (155)
                                                                  ---------            --------
   Net cash used in financing activities                            (5,767)             (6,155)

Effect of exchange rate changes on cash                              1,409              (1,309)
                                                                  ---------            --------

Net increase in cash and cash equivalents                            3,760                 452

Cash and cash equivalents at beginning of period                     8,490              11,260
                                                                  --------             --------
Cash and cash equivalents at end of period                        $ 12,250             $11,712
                                                                  ========             =======









       See accompanying notes to condensed consolidated financial statements.

                               KINETEK, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


1.     Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and which are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.


2.     Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Kinetek, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure timely preparation of the condensed consolidated financial statements.


3.     Inventories

Inventories are summarized as follows:


                              March 31,           December 31,
                                 2001               2000
                            --------------       -------------


Raw materials                  $28,964             $26,599
Work in process                 12,248              12,564
Finished goods                   5,484               5,385
                               -------             -------
                               $46,696             $44,548
                               =======             =======


4.     Comprehensive Income

Total comprehensive income (loss) for the three months ended March 31, 2001 and 2000 is as follows:


                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                   2001             2000
                                                   ----             ----

Net income                                       $ 1,894          $ 2,599
Foreign currency translation adjustment            4,359           (3,557)
                                                 -------          -------
Comprehensive income (loss)                      $ 6,253          $  (958)
                                                 =======          =======

5.     Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2000 consolidated financial statements with respect to segmentation or the measurement of segment profit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary financial information included in the financial statements of the Company is as follows:



                                                      Three Months Ended
                                                          March 31,
                                                -------------------------------
                                                   2001               2000
                                                   ----               ----
                                                         (Unaudited)
                                                 (Dollar amounts in thousands)

Net sales                                         $56,825           $ 58,961
  Motors                                           21,472             20,700
                                                  --------          --------
  Controls                                         78,297             79,661

Operating income                                   11,587             13,122
  Motors                                            2,859              2,555
                                                  --------          --------
  Controls                                         14,446             15,677

Management fees and unallocated corporate
overhead                                            2,696              2,639
                                                  --------          --------
Total operating income                             11,750             13,038

Interest expense                                    8,331              8,353
Interest income and other                             (24)               (41)
                                                  --------           -------
Income before income taxes                        $ 3,443           $  4,726
                                                  =======           ========



Consolidated Results of Operations

Net sales for the first quarter decreased 1.7%, down $1.5 million from the first quarter of 2000. The decline in sales was driven by softness in the Motors segment, where sales fell by 3.6%, whereas the Controls segment posted a 3.7% gain in sales. The decline in the Motors segment was concentrated in Subfractional products, where sales fell 17% from 2000's first quarter due to significant declines in the appliance motor market coupled with continued softness in the market for bottle and can vending motors. Sales of Fractional and Integral products were up 6% for the quarter, led by strong demand for DC motors sold in the material handling market, plus strong growth in Europe which was somewhat dampened by the weaker Euro. Growth in the Controls segment was driven by the elevator control replacement market, with sales for those products up 9% for the quarter.

Operating income fell $1.2 million, down 7.9% from the prior year period. The motors segment was down 12%, while the Controls segment was up 12% for the quarter. Gross margin fell $0.7 million, or 2.4% from 2000, reflecting a decline from 37.3% of sales in the prior year to 37.1% of sales in the first quarter of 2001. Gross margins in the Motors segment declined slightly as a result of external pricing pressure and unfavorable manufacturing leverage in the subfractional product line due to the fall in sales, offset somewhat by cost improvements from the Company's productivity and material sourcing initiatives. Gross margins in the Controls segment improved as a result of manufacturing leverage in the elevator controls market and operational improvements in the automotive conveyor controls market. Selling, general, and administrative expenses increased in support of the Company's initiatives to develop new products and markets, resulting in operating margin falling from 16.4% of sales in the first quarter of 2000 to 15.0% of sales in 2001.

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

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2001 was $8.9 million, compared to $17.4 million provided from operating activities for the three months ended March 31, 2000. The decrease is due primarily to increases in working capital during the first quarter of 2001.

Investing activities. In the first quarter of 2001, the Company made $0.8 million in payments for capital expenditures.

Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2006, will be approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year. Interest paid on the Junior Seller Notes was $0.5 million in the first quarter of 2001.

The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by Kinetek Industries' subsidiaries, and secured by pledges of the stock of Kinetek Industries' subsidiaries and liens in respect of certain assets of Kinetek Industries and its subsidiaries. As of May 11, 2001, the Company has approximately $49.2 million of available funds under this Credit Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million. The credit Agreement expires November 15, 2001. The Company intends to replace the revolving credit facility made under the Credit Agreement in 2001. Management is confident such refinancing can be obtained under favorable terms to the Company, however, such terms will be subject to market conditions, which may change significantly.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2001 the Company had variable rate debt outstanding of $23.0 million. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.3 million. The Company does not believe that its market risk financial instruments on March 31, 2001 would have a material effect on future operations or cash flow.

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



Item 1.     LEGAL PROCEEDINGS
            None


Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            None


Item 3.     DEFAULTS UPON SENIOR SECURITIES
            None


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None


Item 5.     OTHER INFORMATION
            None


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
            1)     27. EDGAR Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               KINETEK, INC.



                                           By: /s/ Daniel Drury
                                               -----------------
                                               Daniel Drury
                                               Chief Financial Officer


        May 10, 2001