Form 10-Q
period 2001-06-30
KINETEK INC
filed 2001-08-09
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

-------------------------------------------------------------------------------

      QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2001                Commission File Number 333-19257


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

         The number of shares outstanding of Registrant's Common Stock as of August 9, 2001: 100,000.

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

                       PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                       PAGE NO.
                                                                       --------

Condensed Consolidated Balance Sheets at June 30, 2001                    4
and December 31, 2000

Condensed Consolidated Statements of Income for the                       5
three and six months ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the six               6
months ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements                    7-8

                               KINETEK, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                   June 30,        December 31,
                                                     2001              2000
                                                 -------------     ------------
                                                 -------------     ------------
                                                 (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                        $ 14,884           $ 8,490
  Accounts receivable, net                           53,225            51,402
  Inventories                                        42,990            44,548
  Prepaid expenses and other current assets           3,350             3,941
  Due from affiliated company                         5,975             5,414
                                                   --------             -----
       Total Current Assets                         120,424           113,795

Property, plant, and equipment, net                  19,936            19,933
Goodwill, net                                       199,859           202,007
Deferred financing costs, net                         9,706            10,601
Deferred income taxes                                 1,060             1,060
Investment in affiliate                              12,344            12,344
Other assets, net                                     1,192             1,342
                                                 -    -----             -----
       Total Assets                                $364,521          $361,082
                                                   ========          ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                 $ 22,608          $ 20,965
  Accrued interest payable                            4,628             4,860
  Accrued expenses and other current liabilities     10,325            12,829
  Current portion of long term debt                  29,006            30,355
                                                     ------            ------
       Total Current Liabilities                     66,567            69,009

Long-term debt                                      282,130           282,297
Other non-current liabilities                         3,819             2,637

Shareholder's Equity:
  Common Stock                                            1                 1
  Additional paid-in-capital                         50,005            50,005
  Accumulated other comprehensive loss              (13,791)          (16,043)
  Accumulated deficit                               (24,210)          (26,824)
                                                     -------           -------
      Total Shareholder's Equity                     12,005             7,139
                                                     ------           --------
      Total Liabilities and Shareholder's Equity   $364,521          $361,082
                                                    ========          ========




   See accompanying notes to condensed consolidated financial statements.

<
                               KINETEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                         Three Months Ended                    Six Months Ended
                                              June 30,                             June 30,
                                    -----------------------------       -------------------------------
                                    -----------------------------       -------------------------------
                                         2001            2000                 2001              2000
                                         ----            ----                 ----              ----
Net Sales                              $74,244         $82,586              $152,541          $162,247
Cost of sales, excluding
   depreciation                          47,880          51,826               97,164           101,746
Selling, general and
   administrative expenses               12,362          12,067               25,343            24,178
Depreciation                              1,696           1,488                3,079             2,931
Amortization of goodwill
   and other intangibles                  2,128           2,358                4,234             4,702
Management fees and other                   738             835                1,531             1,640
                                    -----------     -----------         ------------      ------------

            Operating Income              9,440          14,012               21,190            27,050

Other (income)/ expense:
   Interest expense                       8,198           8,458               16,529            16,811
   Interest income                      (85)               (123)                (186)              (204)
   Miscellaneous, net                        16             278                   93               318
                                    -----------     -----------         ------------      ------------

Income before income taxes                1,311           5,399                4,754            10,125

Provision for income taxes                  591           2,430                2,140             4,556
                                    -----------     -----------         ------------      ------------

               Net income           $       720     $     2,969             $  2,614          $  5,569
                                    ===========     ===========             ========          ========





   See accompanying notes to condensed consolidated financial statements.

                               KINETEK, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                           Six Months Ended
                                                                June 30,
                                                    ---------------------------
                                                    ---------------------------
                                                        2001              2000
                                                        ----              ----

Cash flows from operating activities:
  Net income                                          $ 2,614          $ 5,569
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        7,958            8,165
   Provision for deferred income taxes                  1,018              561

Changes in operating assets and liabilities
  net of effects from acquisitions:
   Current assets                                         544             (672)
   Current liabilities                                 (1,187)           3,852
   Non-current assets & liabilities                        76              479
   Payable to affiliated company                         (561)          (1,620)
                                                      ----------        -------
   Net cash provided by operating activities           10,462            16,334

Cash flows from investing activities:
   Capital expenditures, net                           (2,085)          (2,107)
   Contingent purchase price                                -           (3,093)
   Acquisition of subsidiary                             (731)          (5,200)
   Investment in affiliate                                  -           (5,059)
                                                       ---------        -------
   Net cash used in investing activities               (2,816)         (15,459)

Cash flows from financing activities:
   Net repayment of borrowings under revolving
     credit facility and other long-term debt          (1,980)            (330)
                                                       -------         --------
   Net cash used in financing activities               (1,980)            (330)

Effect of exchange rate changes on cash                   728           (2,700)
                                                       -------           ------

Net increase (decrease) in cash and cash equivalents    6,394           (2,155)

Cash and cash equivalents at beginning of period        8,490           11,260
                                                        -----          --------
Cash and cash equivalents at end of period           $ 14,884           $ 9,105
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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in pretax income of $8.5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.            Inventories

Inventories are summarized as follows:

                                June 30,          December 31,
                                  2001                2000
                              -------------    ------------------
                              -------------    ------------------

Raw materials                      $25,314            $26,599
Work in process                     12,165             12,564
Finished goods                       5,511              5,385
                                   -------            -------
                                   $42,990            $44,548
                                   =======            =======

4.            Comprehensive Income

Total comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 is as follows:

                                 Three Months Ended          Six Months Ended
                                      June 30,                    June 30,
                              ------------------------    ---------------------
                              ------------------------    ---------------------
                                 2001         2000          2001         2000
                                 ----         ----          ----         ----

Net income                    $   720      $ 2,969        $ 2,614      $ 5,569
Foreign currency
   translation adjustment      (2,107)      (3,825)         2,252       (7,382)
                               -------      -------        -------      -------
Comprehensive income (loss)   $(1,387)    $   (856)       $ 4,866      $(1,813)
                               =======     ========        =======      =======




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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary financial information included in the financial statements of the Company is as follows:

                                   Three Months Ended          Six Months Ended
                                         June 30,                 June 30,
                                  ---------------------    --------------------
                                  ---------------------    --------------------
                                     2001       2000         2001        2000
                                     ----       ----         ----        ----
                                                   (Unaudited)
                                         (Dollar amounts in thousands)

Net sales
  Motors                            $53,872    $61,212     $110,697   $120,174
  Controls                           20,372     21,374       41,844     42,073
                                     ------     ------       ------     ------
                                     74,244     82,586      152,541    162,247
Operating income
  Motors                              9,470     13,939       21,057     27,061
  Controls                            2,456      2,478        5,315      5,033
                                      -----      -----        -----      -----
                                     11,926     16,417       26,372     32,094

Management fees and unallocated
   corporate overhead                 2,486      2,405        5,182      5,044
                                      -----      -----        -----      -----
Total operating income                9,440     14,012       21,190     27,050

Interest expense                      8,198      8,458       16,529     16,811
Interest income and other                (69)      155          (93)      114
                                    --------   -------      -------   --------
Income before income taxes          $ 1,311    $ 5,399      $ 4,754   $ 10,125
                                    =======    =======      =======   ========



Consolidated Results of Operations

Net sales for the second quarter of 2001 declined 10.1% ($8.3 million) from the same period for 2000. Net sales for the first six months of 2001 decreased 6.0% ($9.7 million) from 2000. The decline in sales resulted from general softness in all of the company's principal markets. The motors segment delivered a 12.0% decrease in second quarter sales versus 2000, with year to date sales 7.9% below the same period in 2000. Net sales of subfractional motors were down 16% for the second quarter and 17% year to date, driven by weak demand for refrigeration appliance motors and by continued weakness in the bottle and can vending market. Net sales of fractional/integral motors decreased 9% for the second quarter and 2% for the year to date, compared with the same periods in 2000. The sales declines were led by reduced demand for AC and DC products used in the floor care end market and by sharp second quarter declines in sales of DC products used in material handling applications, a market that was strong through the first three months of 2001. These declines were somewhat offset by increased demand for golf car motors and by strong growth in Europe, which is due largely to the acquisition of the L'Europea hoist product line. This growth is somewhat offset by the negative impact of foreign currency translation on the Company's foreign operations. Net sales in the controls segment fell 4.7% in the second quarter and 0.5% for the year to date compared with 2000 performance, driven by general softness and moderate pricing pressures in the elevator modernization market.

Gross margins (excluding depreciation) decreased slightly from 37.2% of sales for the second quarter of 2000 to 35.5% in 2001. For the first six months, gross margins (excluding depreciation) decreased from 37.3% in 2000 to 36.3% of sales for 2001. Operating income for the motors segment decreased 32.1% for the quarter to $9.5 million and decreased 22.2% to $21.1 million for the year to date. The operating income of the controls segment decreased 0.9% to $2.5 million for the second quarter and increased 5.6% to $5.3 million for the six month period then ending. Operating margins decreased from 19.9% to 16.1% of sales for the three months ended June 30, 2000 and 2001, respectively, and from 19.8% to 17.3% for the six months ended June 30, 2000 and 2001, respectively. The lower operating margins are due to unfavorable manufacturing leveraging resulting from the decreased sales described above, and to increased research and development costs related to future products.

Total operating income for the Company in the quarter ended June 30, 2001 is $9.4 million, compared to income of $14.0 million for the same period in 2000. For the six months ended June 30, 2001, total operating income is $21.2 million, compared to income of $27.1 million for the same period in 2000. The unfavorable variance for both periods is driven by the declines in sales and margins discussed above, and to corporate overhead costs which increased 3% in both the three month and six month periods ending June 30.


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

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2001 was $10.5 million, compared to $16.3 million provided from operating activities for the six months ended June 30, 2000. The decrease is due primarily to lower operating income as discussed above.

Investing activities. In the first half of 2001, the Company made $2.1 million in payments for capital expenditures. In addition, the Company also made $0.7 million in payments for acquisitions.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $75.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by Kinetek Industries' subsidiaries, and secured by pledges of the stock of Kinetek Industries' subsidiaries and liens in respect of certain assets of Kinetek Industries and its subsidiaries. As of August 9, 2001, the Company has approximately $43.0 million of available funds under this Credit Agreement. In addition, under the terms of the Series D Notes, the Company is able to increase the credit facility to approximately $115.0 million. The Credit Agreement expires November 15, 2001. The Company intends to replace the revolving credit facility made under the Credit Agreement in 2001. Management is confident such refinancing can be obtained under favorable terms to the Company, however, such terms will be subject to market conditions, which may change significantly.
The Company expects its principal sources of liquidity to be from its operating activities and funding from the credit facility. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2001 the Company had variable rate debt outstanding of $23.0 million. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.2 million. The Company does not believe that its market risk financial instruments on June 30, 2001 would have a material effect on future operations or cash flow.

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


         August 9, 2001