Form 10-Q
period 2001-09-30
KINETEK INC
filed 2001-11-13
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

-------------------------------------------------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2001           Commission File Number 333-19257


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

                Yes      x                No
                        ---                   ---

         The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

         The number of shares outstanding of Registrant's Common Stock as of November 13, 2001: 100,000.

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

                       PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                       PAGE NO.
                                                                       --------

Condensed Consolidated Balance Sheets at September 30, 2001               4
and December 31, 2000

Condensed Consolidated Statements of Operations for the                   5
three and nine months ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the nine              6
months ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements                     7-8


                                                  KINETEK, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                               September 30,       December 31,
                                                                   2001                2000
                                                             -----------------   ----------------
                                                               (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                       $ 12,514           $ 8,490
  Accounts receivable, net                                          54,704            51,402
  Inventories                                                       40,322            44,548
  Prepaid expenses and other current assets                          3,546             3,941
  Due from affiliated company                                        7,986             5,414
                                                                  --------          --------
       Total Current Assets                                        119,072           113,795

Property, plant, and equipment, net                                 19,851            19,933
Goodwill, net                                                      197,518           202,007
Deferred financing costs, net                                        9,258            10,601
Deferred income taxes                                                1,060             1,060
Investment in affiliate                                             12,344            12,344
Other assets, net                                                    1,098             1,342
                                                                  --------          --------
       Total Assets                                               $360,201          $361,082
                                                                  ========          ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                                $ 22,328          $ 20,965
  Accrued interest payable                                          11,953             4,860
  Accrued expenses and other current liabilities                     9,565            12,829
  Current portion of long term debt                                 18,073            30,355
                                                                  --------          --------
       Total Current Liabilities                                    61,919            69,009

Long-term debt                                                     282,102           282,297
Other non-current liabilities                                        4,273             2,637

Shareholder's Equity:
  Common Stock                                                           1                 1
  Additional paid-in-capital                                        50,005            50,005
  Accumulated other comprehensive loss                             (14,759)          (16,043)
  Accumulated deficit                                              (23,340)          (26,824)
                                                                  --------          --------
      Total Shareholder's Equity                                    11,907             7,139
                                                                  --------          --------
      Total Liabilities and Shareholder's Equity                  $360,201          $361,082
                                                                  ========          ========


    See accompanying notes to condensed consolidated financial statements.




                                                   KINETEK, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                     Three Months Ended                        Nine Months Ended
                                                        September 30,                            September 30,
                                              ----------------------------------         -------------------------------
                                                   2001              2000                     2001              2000
                                                   ----              ----                     ----              ----
Net Sales                                        $70,309           $82,131                  $222,850          $244,378
Cost of sales, excluding
   depreciation                                   44,886            52,246                   142,050           153,992
Selling, general and
   administrative expenses                        11,561            12,037                    36,904            36,216
Depreciation                                       1,406             1,501                     4,485             4,431
Amortization of goodwill
   and other intangibles                           2,111             2,225                     6,345             6,927
Goodwill impairment                                    -            14,636                         -            14,636
Management fees and other                            702               821                     2,233             2,461
                                              -----------       -----------              ------------      ------------

         Operating income (loss)                   9,643            (1,335)                   30,833            25,715

Other (income)/ expense:
   Interest expense                                8,069             8,355                    24,598            25,166
   Interest income                                   (96)             (101)                     (282)             (305)
   Miscellaneous, net                                 90                42                       183               359
                                              -----------        ----------              ------------      ------------

Income (loss) before income taxes                  1,580            (9,630)                    6,334               495

Provision for income taxes                           710             2,252                     2,850             6,809
                                              -----------        ----------              ------------      ------------

            Net income (loss)                 $      870          $(11,883)                 $  3,484          $ (6,314)
                                              ===========        ==========              ============      ============



        See accompanying notes to condensed consolidated financial statements.




                                         KINETEK, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                             (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                 -------------------------------------
                                                                      2001                 2000
                                                                      ----                 ----
Cash flows from operating activities:
  Net income (loss)                                                  $ 3,484             $ (6,314)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                                      11,797               26,778
   Deferred income taxes                                               1,426                1,258

Changes in operating assets and liabilities net
  of effects from acquisitions:
   Current assets                                                      1,535               (5,123)
   Current liabilities                                                 5,097               11,799
   Non-current assets & liabilities                                      125                  518
   Payable to affiliated company                                      (2,572)              (3,192)
                                                                  -----------           ----------
   Net cash provided by operating activities                          20,892               25,724

Cash flows from investing activities:
   Capital expenditures, net                                          (3,115)              (3,706)
   Contingent purchase price                                               -               (3,093)
   Acquisition of subsidiary                                            (731)              (5,200)
   Investment in affiliate                                                 -               (5,059)
                                                                  -----------           ----------
   Net cash used in investing activities                              (3,846)             (17,058)

Cash flows from financing activities:
   Net repayment of borrowings under revolving
     credit facility and other long-term debt                        (13,151)             (10,483)
                                                                  -----------          -----------
   Net cash used in financing activities                             (13,151)             (10,483)

Effect of exchange rate changes on cash                                  129               (2,532)
                                                                 ------------          -----------

Net increase (decrease) in cash and cash equivalents                   4,024               (4,349)

Cash and cash equivalents at beginning of period                       8,490               11,260
                                                                 ------------          -----------
Cash and cash equivalents at end of period                          $ 12,514            $   6,911
                                                                 ============          ===========



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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in pretax income of $8.5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.   Inventories

Inventories are summarized as follows:

                                 September 30,     December 31,
                                      2001             2000
                               ----------------  ----------------

Raw materials                     $23,727            $26,599
Work in process                    11,619             12,564
Finished goods                      4,976              5,385
                                  -------            -------
                                  $40,322            $44,548
                                  =======            =======


4.   Comprehensive Income

Total comprehensive income (loss) for the three and nine months ended
September 30, 2001 and 2000 is as follows:

                                      Three Months Ended                   Nine Months Ended
                                         September 30,                       September 30,
                                 ------------------------------      ----------------------------
                                    2001               2000             2001              2000
                                    ----               ----             ----              ----

Net income (loss)                 $   870           $(11,883)         $ 3,484          $ (6,314)
Foreign currency
   translation adjustment            (968)               955            1,284            (6,427)
                                  -------           --------          -------          --------
Comprehensive income (loss)       $   (98)          $(10,928)         $ 4,768          $(12,741)
                                  =======           ========          =======          ========


5.   Credit Agreement

On November 6, 2001, the Company amended its Credit Agreement to extend the final maturity date from November 7, 2001 to December 15, 2001 and to reduce the amount available for borrowing from $75.0 million to $40.0 million. As of September 30, 2001, the Company had $16.0 million of borrowings and $0.1 million in letters of credit outstanding under the Credit Agreement.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Summary financial information included in the financial statements of the Company is as follows:

                                               Three Months Ended                    Nine Months Ended
                                                 September 30,                         September 30,
                                        ---------------------------------     ---------------------------------
                                           2001              2000                 2001              2000
                                           ----              ----                 ----              ----
                                                                     (Unaudited)
                                                            (Dollar amounts in thousands)
Net sales
  Motors                                 $51,067            $60,551             $161,764          $180,724
  Controls                                19,242             21,580               61,086            63,654
                                         -------            -------             --------          --------
                                          70,309             82,131              222,850           244,378
Operating income
  Motors                                   9,429             13,331               30,486            40,392
  Controls                                 2,568              2,486                7,883             7,519
                                         -------            -------             --------          --------
                                          11,997             15,817               38,369            47,911

   Goodwill impairment                         -             14,636                    -            14,636
   Management fees and
   unallocated corporate overhead          2,354              2,516                7,536             7,560
                                         -------            -------             --------          --------
Total operating income                     9,643             (1,335)              30,833            25,715

Interest expense                           8,069              8,355               24,598            25,166
Interest income and other                     (6)               (59)                 (99)               54
                                         -------            -------             --------          --------
Income before income taxes               $ 1,580           $ (9,630)             $ 6,334             $ 495
                                         =======           =========            ========          ========

Consolidated Results of Operations

Net sales for the third quarter of 2001 declined 14.4% ($11.8 million) from the same period for 2000. Net sales for the first nine months of 2001 decreased 8.8% ($21.5 million) from 2000. The decline in sales resulted from general softness in all of the company's principal markets. The motors segment experienced a 15.7% decrease in third quarter sales versus 2000, with year to date sales 10.5% below the same period in 2000. Net sales of subfractional motors were down 17.5% for the third quarter and 17.1% year to date, driven by weak demand for refrigeration appliance motors and by continued weakness in the bottle and can vending market. Net sales of fractional/integral motors decreased 14.5% for the third quarter and 6% for the year to date, compared with the same periods in 2000. The sales declines were led by reduced demand for AC and DC products used in the floor care end market and by sharp third quarter declines in sales of DC products used in material handling applications. Moderate sales declines in Europe during the third quarter were exacerbated by the negative impact of foreign currency translation on the Company's foreign operations. Net sales in the controls segment fell 10.8% in the third quarter and 4.0% for the year to date compared with 2000 performance, driven by general softness and moderate pricing pressures in the elevator modernization market.

Gross margins (excluding depreciation) decreased slightly from 36.4% of sales for the third quarter of 2000 to 36.0% in 2001. For the first nine months, gross margins (excluding depreciation) decreased from 37.0% in 2000 to 36.3% of sales for 2001. Operating income for the motors segment decreased 29.2% for the quarter to $9.4 million and decreased 24.5% to $30.5 million for the year to date. The operating income of the controls segment increased 3.3% to $2.6 million for the third quarter and increased 4.8% to $7.9 million for the nine month period then ending. Consolidated operating margins (excluding the goodwill charge in 2000 and management fees and corporate expenses) decreased from 19.3% to 17.1% of sales for the three months ended September 30, 2000 and 2001, respectively, and from 19.6% to 17.2% for the nine months ended September 30, 2000 and 2001, respectively. The lower operating margins are due to unfavorable manufacturing leveraging resulting from the decreased sales described above, and to increased research and development costs related to future products.

Total operating income for the Company in the quarter ended September 30, 2001 is $9.6 million, compared to a loss of $1.3 million for the same period in 2000. For the nine months ended September 30, 2001, total operating income is $30.8 million, compared to income of $25.7 million for the same period in 2000. The variances for both periods are driven by the declines in sales and margins discussed above as well as the goodwill charge of $14.6 million in 2000.


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

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2001 was $20.8 million, compared to $25.7 million provided from operating activities for the nine months ended September 30, 2000. The decrease is due primarily to lower operating income as discussed above.

Investing activities. In the first nine months of 2001, the Company made $3.1 million in payments for capital expenditures. In addition, the Company also made $0.7 million in payments for acquisitions.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $40.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Obligations under the Credit Agreement are guaranteed by Kinetek Industries' subsidiaries, and secured by pledges of the stock of Kinetek Industries' subsidiaries and liens in respect of certain assets of Kinetek Industries and its subsidiaries. As of November 13, 2001, the Company has approximately $24.0 million of available funds under this Credit Agreement. The Credit Agreement expires December 15, 2001. The Company intends to replace the revolving credit facility made under the Credit Agreement before that date and management is confident such refinancing will be obtained under favorable terms to the Company, however, such terms will be subject to market conditions, which may change significantly.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the credit facility. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2001 the Company had variable rate debt outstanding of $16.0 million. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.2 million. The Company does not believe that its market risk financial instruments on September 30, 2001 would have a material effect on future operations or cash flow.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

PART II.  OTHER INFORMATION


   Item 1.        LEGAL PROCEEDINGS
                  -----------------
                  None


   Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------
                  None


   Item 3.        DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------
                  None


   Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
                  None


   Item 5.        OTHER INFORMATION
                  -----------------
                  None


   Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------
                  None

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


         November 13, 2001