Form 10-K
period 2001-12-31
KINETEK INC
filed 2002-03-29
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001        Commission File Number 333-19257

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
        Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
    Title of Each Class                                 On Which Registered
     -----------------                                  -------------------
         None                                                   N/A

         Securities registered pursuant to Section 12(g)of the Act:

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

                Yes      X                No
                        ---                   ----

         The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

         The number of shares outstanding of Registrant's Common Stock as of March 29, 2002: 10,000.

                             TABLE OF CONTENTS

                                                                           Page
Part I

Item 1.      Business                                                        3
Item 2.      Properties                                                      8
Item 3.      Legal Proceedings                                               9
Item 4.      Submission of Matters to a Vote of Security Holders             9

Part II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters                                             9
Item 6.      Selected Financial Data                                        10
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            11
Item 7A.     Quantitative and Qualitative Disclosures About Market Risks    17
Item 8.      Financial Statements and Supplementary Data                    18
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       40

Part III

Item 10.     Directors and Executive Officers                               41
Item 11.     Executive Compensation                                         44
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                                 45
Item 13.     Certain Relationships and Related Transactions                 46

Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                    49

             Signatures                                                     50

Part I

Item 1.  BUSINESS

The Company

Kinetek, Inc. (the "Company") was incorporated in the State of Illinois on September 8, 1995 (The Company was incorporated as Motors and Gears, Inc., and changed its name to Kinetek, Inc. on January 8, 2001). On November 1, 1996, the Company effected a reincorporation merger whereby MK Group, Inc., an Illinois corporation, was merged with and into the Company, with the Company being the surviving entity. The Company is a direct, wholly-owned subsidiary of Motors and Gears Holdings, Inc., a Delaware corporation ("Parent"). The Parent is a majority owned subsidiary of Jordan Industries, Inc. ("JII"), a private holding company which owns and manages a widely diversified group of operating companies. Preferred shares of stock of the Parent owned by JII represent a majority ownership interest in the Parent. All remaining preferred stock and common stock is owned by executive officers and directors of the Company and other employees of JII. The Company was organized by JII to acquire and operate companies in the motors, gears and motion control industries. The Company and its subsidiaries are included in JII's consolidated financial statements.

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

Acquisitions

     See Note 1 to the notes to consolidated financial statements in Item 8 for a description of acquisitions made during the three year period ended
December 31, 2001.


Backlog

     The Company's approximate backlog of unfilled orders at the dates specified was as follows:

                                                     Backlog
                 Year Ended                        (Dollars in
               December 31,2001                     thousands)

                   Motors                            $40,952
                  Controls                            26,971
                                                     -------
                                                     $67,923


     The Company believes it will ship substantially its entire 2001 year-end backlog during 2002.

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

     National account managers serve large national original equipment manufacturers/OEM's such as General Electric, Whirlpool and the Raymond Corporation. More than 95% of the Company's sales are to OEM customers. However, the Company has a distribution program with four distributors in its subfractional horsepower product line to increase coverage and generate more revenue growth.

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

International Operations

     The Company currently operates seven manufacturing, research and development, distribution and warehousing facilities in Europe and one manufacturing facility in Mexico.

Employee and Labor Relations

     As of December 31, 2001, the Company employed approximately 1,974 employees, of which approximately 1,359 were non-union and 615 were represented by unions. The Company has experienced no work stoppages since inception. It considers its relations with its employees to be excellent.

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

Environmental Regulation

     The Company is subject to a variety of U.S. federal, state, provincial, local and foreign governmental regulations related to the storage, handling, use, emission, discharge and disposal of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. Moreover, the Company anticipates that such environmental laws and regulations will become increasingly stringent in the future. The Company believes that it is in substantial compliance with such laws and regulations and does not currently anticipate any material adverse effect on its business, financial condition or results of operations as a result of compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. However, some risk of environmental liability and other costs is inherent in the nature of its business. For example, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Company could be responsible for the necessary costs of responding to any releases of hazardous substances at sites to which wastes generated by our facilities were shipped for disposal. The Company may also be liable for the remediation of environmental conditions and associated liabilities at its facilities and the land on which its facilities are situated, regardless of whether it leases or owns the facilities in question, and regardless of whether such environmental conditions were created by our company, by a prior owner or tenant, or by any other person. In addition, any failure to obtain and maintain permits that may be required for the Company's manufacturing operations could subject it to suspension of its operations. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's results of operations and financial condition.

     Many, but not all, of the Company's properties (including those formerly owned, leased or operated by it) have been the subject to compliance audits or Phase I environmental site assessments (or equivalents) to identify conditions that may cause the Company to incur obligations or liabilities (including remediation costs) under applicable environmental laws. While the Company is not aware of any existing conditions that are likely to result in material costs or liabilities to it, given the nature of the past industrial operations conducted by the Company and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even where such environmental site assessments have been conducted. The Company's subsidiary, FIR's property in Casalmaggiore, Italy is the subject of an investigation and remediation under the review of government authorities with regard to soil and groundwater contamination caused by historic waste handling practices. In connection with the FIR acquisition, the Company obtained indemnification from the former owners for this investigation and remediation and believes that the funds escrowed pursuant to the indemnity are adequate to cover the presently anticipated remedial activities. Accordingly, the Company does not believe that the current remediation project will have a material adverse effect upon its business, results of operations or financial condition. However, future events relating to any of its properties (whether presently or formerly owned or operated), such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation costs which may be material.

Item 2.  PROPERTIES

     The Company's headquarters are located in an approximately 37,400 square foot office space in Deerfield, Illinois that is provided by JII and for which we are allocated certain charges. (See Item 13 "Certain Relationships and Related Transactions").

     The principal properties of the Company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 2001, are set forth in the table below:


                                               Square    Owned/       Lease
    Location                  Use               Feet     Leased     Expiration

Des Plaines, IL            Design/             38,000    Leased  September 2002
                           Administration
Darlington, WI             Manufacturing       68,000    Leased  September 2005
Richland Center, WI        Manufacturing       45,000    Leased  September 2003
Des Plaines, IL            Administration/    112,000    Leased  December 2003
                           Manufacturing
San Luis Potosi, Mexico    Manufacturing       46,000    Leased  December 2007
Akron, OH                  Manufacturing      106,000    Leased  August 2005
Middleport, OH             Manufacturing       85,000    Owned
Cuyahoga Falls, OH         Manufacturing       58,000    Leased  July 2003
Alamagordo, NM             Manufacturing       40,200    Leased  February 2005
Grand Rapids, MI           Manufacturing/      45,000    Owned
                           Administration
Oakwood Village, OH        Manufacturing/      25,000    Leased  December 2003
                           Administration
Casalmaggiore, Italy       Administration/    100,000    Owned
                           Manufacturing
Varano, Italy              Manufacturing       30,000    Owned
Bedonia, Italy             Manufacturing        8,000    Leased  March 2005
Genova, Italy              Research &          33,000    Leased  July 2002
                           Development/
                           Manufacturing
Reggio Emilia, Italy       Manufacturing/      30,000    Leased  August 2002
                           Distribution
Carrollton, TX             Warehouse           29,000    Leased  September 2004
Dewitt, NY                 Manufacturing       18,700    Leased  July 2005
Eternoz, France            Manufacturing/      19,000    Leased  October 2004
                           Administration
Syracuse, NY               Manufacturing       45,600    Leased  July 2003
Syracuse, NY               Manufacturing/      49,600    Owned
                           Administration
Putzbrunn, Germany         Warehouse            1,200    Leased  July 2002
Troy, MI                   Manufacturing/      33,700    Leased  October 2005
                           Administration
Rancho Cordova, CA         Manufacturing/     108,300    Leased  March 2011
                           Administration
New York, NY               Sales                  600    Leased  January 2003



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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At December 31, 2001, the Parent held all common stock of the Company.

         The Company has not declared or paid any cash dividends on its common stock since the Company's formation in September 1995. The Indenture (the "Indenture") by and between the Company and State Street Bank and Trust Company, as Trustee, with respect to the 10 3/4% Senior Notes due 2006, contains restrictions on the Company's ability to declare or pay dividends on its common stock. The Indenture prohibits the declaration or payment of any dividends or the making of any distribution by the Company or any Restricted Subsidiary (as defined in the Indenture).

Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial information derived from the Company's financial statements.


    (Dollars in thousands)                   Year Ended December 31,
                                  ---------------------------------------------
                               2001       2000       1999      1998      1997
                               ----       ----       ----      ----      ----
Statement of Operations
Data:  (1)
 Net Sales                    $287,362   $316,666  $307,877  $275,833 $148,669
Gross profit, excluding
depreciation                   104,065    116,781   111,119    95,380   51,585

  Depreciation                   6,120      6,162     5,549     4,492    4,311
  Amortization                   8,491     23,802     9,045     8,235    4,704
  Operating income              37,272     36,497    50,597    42,324   27,684
  Interest expense              32,174     33,115    33,802    32,994   22,363
  Income taxes (2)               4,705      9,469     8,698    (3,072)   2,429
  Net (loss) income (3)            606     (6,102)    8,618    13,098    3,355


Balance sheet data
(at end of period): (1)
   Working capital              71,705     44,786  $ 69,363  $ 67,922 $ 65,074
   Total assets                359,415    361,082   382,586   388,821  335,144
   Long-term debt
    including
    current portion            308,755    312,652   313,179   325,816  283,672
   Stockholder's equity         10,684      7,139    24,159    22,613    7,552


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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion and analysis of the Company's results of perations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this annual report.

Acquisitions

     Information regarding acquisitions made by the Company during the three year period ended December 31, 2001 is included in Note 1 to the notes to financial statements. The results of acquired operations are included in the Company's consolidated results from the respective date of acquisition.

Consolidated Results of Operations

     The following financial information presents the consolidated results of operations of the Company for the years ended December 31, 2001, 2000 and 1999.

                                               Year Ended December 31,
                              -------------------------------------------------
                                  2001(1)        2000(1)              1999(1)
                                  ----           ----                 ----
                                            (Dollars in thousands)
Net sales                        $287,362       $316,666             $307,877
Gross profit
  (excluding depreciation)        104,065        116,781              111,119
EBITDA (2)                         51,883         66,461               65,191
Operating income (3)               37,272         36,497               50,597
Interest expense                   32,174         33,115               33,802

Gross margin
  (excluding depreciation)(4)       36.2%          36.9%                36.1%
EBITDA margin (4)                   18.1           21.0                 21.2
Operating margin (4)                13.0           11.5                 16.4

(1) The results of operations include operations for both the motors and controls segments. The controls segment accounted for $81,211, $83,556 and $72,503 of net sales, $33,187, $33,180 and $27,545 of gross profit (excluding depreciation), $13,651, $13,291 and $11,291 of EBITDA (earnings before interest, income taxes, depreciation and amortization) and $10,386, $(4,566), and $8,367 of operating (loss) income for the years ended December 31, 2001, 2000 and 1999, respectively. The motors segment accounted for $206,151, $233,110 and $235,374 of net sales, $70,878, $83,601 and $83,574 of gross profit
          (excluding depreciation), $48,476, $62,996 and $62,746 of EBITDA and $37,130, $50,889, and $51,076 of operating income for the years ended December 31, 2001, 2000 and 1999, respectively. Note that the segment analysis does not include unallocated corporate overhead and management fees in the EBITDA and operating income calculations.

(2) EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability of the Company to service its debt.

(3) The Company's operating income for 2000 reflects a $14,636 write-down of goodwill relating to one of its businesses (see Note 13 to the Company's consolidated financial statements).

(4)       All margins are calculated as a percentage of net sales.

Year ended December 31, 2001 compared to year ended December 31, 2000

Consolidated net sales decreased $29.3 million or 9.3% from $316.7 million in 2000 to $287.4 million in 2001. Sales of the Company's Motors segment declined 11.6%, from $233.1 million in 2000 to $206.2 million in 2001. Sales of the Controls segment declined 2.8% from $83.6 million in 2000 to $81.2 million in 2001. Sales in all of the company's principal markets were down in 2001 primarily as a result of the recessionary conditions experienced in the U.S. and Europe. Subfractional motor sales decreased 17.4% in 2001 as compared with 2000, driven by continued contraction of the bottle and can vending market in addition to general economic weakness that hurt the division's appliance, general vending, and other product lines. Sales of fractional/integral motor products declined 7.5% from 2000 levels, mainly due to sharp declines in demand for DC powered motors sold to material handling customers in the last nine months of 2001. Sales to customers of floor care, elevator, and other fractional/integral motor products in the U.S. and Europe were down by modest rates in line with the general industrial economic recession. The fall in sales of the Controls segment was a result of lower sales in the elevator modernization market caused by a flat market and a shift in product mix toward demand for lower priced units.

Consolidated operating income increased $0.8 million or 2.1%, from $36.5 million in 2000 to $37.3 million in 2001. The increase in operating income was a result of three key factors: 1) Amortization of goodwill and other intangible assets was $15.3 million lower in 2001, due to a $14.6 million goodwill impairment charge at ED&C in 2000. See Note 13 to the Company's consolidated financial statements regarding the circumstances that triggered the impairment and how the impairment was determined. 2) The Company's gross profit declined $12.7 million or 10.9% as a result of the sales declines discussed above. Gross margins fell from 36.9% of sales in 2000 to 36.2% in 2001 due to unfavorable manufacturing cost leverage caused by the lower volume and to sales declines concentrated in the Company's higher margin product lines. 3) Selling, general, and administrative expenses increased $2.2 million, or 4.6% in 2001 compared with 2000 as a result of costs incurred by the Company for facility closures and the Company's continued focus on research and development of new products and markets.

Year ended December 31, 2000 compared to year ended December 31, 1999

Consolidated net sales increased $8.8 million or 2.9% from $307.9 million in 1999 to $316.7 million in 2000. Subfractional motor sales decreased 6.4% in 2000 as compared to 1999 largely due to weakness in the bottle and can vending market. Shifts in distribution strategies of the major beverage companies are the primary reason for this decline. In 2000, sales of fractional/integral products increased 3.4% including the effects of acquisition. The growth for fractional/integral products was a result of strong performance in the material handling, utility vehicle, and European markets, partially offset by an unfavorable Euro exchange rate. Sales of electronic motion control systems increased by 15.2% mainly attributed to continued strength in the elevator modernization market.

Consolidated operating income decreased $14.1 million or 27.9% from $50.6 million in 1999 to $36.5 million in 2000. The decrease was the result of the $14.6 million goodwill impairment charge at ED&C. See Note 13 to the Company's consolidated financial statements regarding the circumstances that triggered the impairment and how the impairment was determined. Excluding the impact of the goodwill impairment, operating income increased 1.1%, primarily as a result of the increase in sales discussed above coupled with an improvement in gross margin (excluding depreciation) from 36.1% in 1999 to 36.9% in 2000. The improvement in gross margin is a result of the Company's continued product design changes, manufacturing process improvements, and outsourcing and in-sourcing of component purchases. Improvements in gross margin were offset by increases in selling, general and administrative expenses related to the Company's focus on product development and corporate initiatives directed at e-commerce and development of the Kinetek brand.


Liquidity and Capital Resources

     In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under the Credit Agreement.

     Operating activities. Net cash provided by operating activities for the year ended December 31, 2001 was $19.8 million, compared to $20.3 million during the year ended December 31, 2000. The decrease in cash from operating activities is mainly a result of the decrease in operating performance discussed above.

     Investing activities. Net cash used in investing activities was $5.4 million in 2001 and $15.8 million in 2000. Cash used in investing activities in 2001 reflects the acquisition of Koford Engineering for $0.7 million, and $4.8 million for net capital expenditures.

     Financing activities. Net cash used in financing activities was $6.3 million in 2001 and $2.6 million in 2000.

     The Company's annual cash interest expense on the Senior Notes, which are due 2006, is approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.

     The Company's Loan and Security Agreement (Credit Agreement), expiring December 18, 2005, is in the form of a revolving credit facility and provides for borrowings of up to $50,000 to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a floating rate of LIBOR plus 2.85% or at a rate of prime plus 1.35% (6.1% at December 31, 2001) at the company's option, subject to change based on the Company's interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company's interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $13,261 of additional borrowing capacity under the Credit Agreement as of December 31, 2001.

     The Company expects its principal sources of liquidity to be from its operating activities and funding from the Credit Agreement. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.

Foreign Currency Impact

     The Company's exposure to decreases in the value of foreign currency is protected by its investment in manufacturing facilities overseas whose costs, including labor and raw materials, are also denominated in local currency. Fluctuations in the value of foreign currencies relative to the U.S. dollar have resulted in gains (losses) from foreign currency translation (which are deferred and classified as a separate component of shareholder's equity) of $2.9 million, $(10.9) million and $(7.1) million in 2001, 2000, and 1999, respectively. There can be no assurance that foreign currency fluctuations in the future will not have a significant adverse effect on the Company's business, financial condition and results of operations.

Seasonality and Inflation

     The Company's net sales typically show no significant seasonal variations.

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Adoption of Accounting Principles

     On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of Statement 133 did not have a significant impact on the Company. As a result of the adoption of Statement 133, the Company must recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative financial instrument depends on whether it has been designated and whether it qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. The fair value of derivative financial instruments was not significant as of December 31, 2001 and 2000.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in pretax income of $8.5 million per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we have not yet determined what the effect of these tests will be on our earnings and financial position.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement 144 is effective for the Company beginning on January 1, 2002. The Company does not expect that the adoption of Statement 144 will have a significant impact on the Company's financial position or results of operations.

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. Our discussion and analysis of financial condition and results from operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates we have used in the preparation of the consolidated financial statements.

Goodwill and Other Intangible Assets

     The valuation and classification of goodwill and other intangible assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles for impairment also requires significant use of judgment and assumptions.

     We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include: (1) Significant underperformance relative to expected historical or projected future operating results, (2) Significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (3) Significant negative industry or economic trends. When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more indicators of impairment, we measure any impairment based upon the undiscounted forecasted cash flows of the business to which the goodwill and other identified intangibles relate. During 2000, we recorded a goodwill impairment charge of $14.6 million related to ED&C. See Note 13 to the consolidated financial statements.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 we will cease to amortize goodwill arising from acquisitions we completed prior to July 1, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. If we determine through the impairment review process that goodwill has been impaired, we must record the impairment charge in our statement of operations.

Investment in Affiliate

     We have made a strategic investment in the Preferred Units of JZ International, LLC, an affiliated company. See Note 10 to the consolidated financial statements for details of this investment. These equity securities are not currently publicly traded on any major exchange. The cost method of accounting is used to account for this investment as we hold a non-material ownership percentage. Each quarter, we assess the value of this investment by using information acquired from industry trends, the management of this company and other external sources. Based on the information acquired, we record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of this investment that may not be reflected in the investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Allowance for Doubtful Accounts

     Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider our allowance for doubtful accounts balance to be adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserve balances required.

Excess and Obsolete Inventory

     We record reserves for excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value using assumptions about future product life-cycles, product demand and market conditions. If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Increases (decreases) in the valuation allowance are included as an increase (decrease) to our consolidated income tax provision in the statement of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2001 (in millions):

                                           Payments by Period
                        ------------------------------------------------------
                                     Less
                                    than 1       1-3        4-5      After 5
                         Total       year        years      years     years
                        ------------------------------------------------------

Long-term debt and
  capital leases       $308,755   $  8,135    $  2,936    $297,668   $    16
Operating leases         16,636      3,401       5,285       3,240     4,710
                    ----------------------------------------------------------
Total                  $325,391   $ 11,536    $  8,221    $300,908   $ 4,726
                    ----------------------------------------------------------

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2001 the Company had variable rate debt outstanding of $24.8 million with an interest rate of approximately 6.1%. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.3 million. The Company does not believe that its market risk financial instruments on December 31, 2001 would have a material effect on future operations or cash flow.

     The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       PAGE NO.
                                                                     ----------

Reports of Independent Auditors                                          19

Consolidated Balance Sheets as of December 31, 2001 and 2000             22

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999                                         23

Consolidated Statements of Changes in Shareholder's Equity
for the years ended December 31, 2001, 2000 and 1999                     24

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999                                         25

Notes to Consolidated Financial Statements                               26

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholder
Kinetek, Inc.


We have audited the accompanying consolidated balance sheets of Kinetek, Inc. (formerly Motors and Gears, Inc.) as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect net sales constituting 33% for the year ended December 31, 1999 of the related consolidated total. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetek, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP


Chicago, Illinois
March 15, 2002

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Motion Control Engineering, Inc.:



We have audited the balance sheet of MOTION CONTROL ENGINEERING, INC. (a California corporation and a wholly-owned subsidiary of Kinetek, Inc. formerly known as Motors & Gears, Inc.) as of December 31, 1999, and the related statements of income, shareholders' equity and cash flows for the year then ended (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motion Control Engineering, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                            ARTHUR ANDERSEN LLP


Sacramento, California
January 21, 2000

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
FIR Group Holding Italia S.p.A.


         We have audited the consolidated balance sheet of FIR Group Holding Italia S.p.A. (a wholly-owned subsidiary of Kinetek, Inc., formerly Motors
& Gears, Inc.) as of October 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIR Group Holding Italia S.p.A. as of October 31, 1999, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


                       PRICEWATERHOUSECOOPERS S.p.A.


Bologna, 26 January 2000


                               KINETEK, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                     December 31,
                                                        -------------------------------------
                                                             2001                   2000
                                                             ----                   ----

ASSETS
Current Assets
     Cash and cash equivalents                             $ 17,558                $   8,490
     Accounts receivable, net of allowance of
       $2,907 and $1,891 at December 31, 2001
       and 2000, respectively                                50,875                   51,402
     Inventories                                             41,313                   44,548
     Prepaid expenses and other current assets                1,695                    3,941
     Due from affiliated company                              5,370                    5,414
                                                           --------                ---------
          Total current assets                              116,811                  113,795


Property, plant and equipment, net                           19,651                   19,933
Goodwill, net                                               196,469                  202,007
Deferred financing costs, net                                10,693                   10,601
Deferred income taxes                                         2,510                    1,060
Investment in affiliate                                      12,344                   12,344
Other non-current assets                                        937                    1,342
                                                           --------                ---------
          Total assets                                     $359,415                 $361,082
                                                           ========                 ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                       $21,853                  $20,965
     Accrued interest payable                                 4,292                    4,860
     Accrued expenses and other current liabilities          10,826                   12,829
     Current portion of long term debt                        8,135                   30,355
                                                           --------                ---------
          Total current liabilities                          45,106                   69,009


Long term debt                                              300,620                  282,297
Other non-current liabilities                                 3,005                    2,637

Shareholder's equity:
     Common stock, $1 par value, 10,000 shares
      authorized, issued and outstanding                         10                       10
     Additional paid-in capital                              49,996                   49,996
     Accumulated deficit                                    (26,218)                 (26,824)
     Accumulated other comprehensive loss                   (13,104)                 (16,043)
                                                            -------                  -------
          Total shareholder's equity                         10,684                    7,139
                                                            -------                  -------

          Total liabilities and shareholder's equity       $359,415                 $361,082
                                                           ========                 ========



      See accompanying notes to consolidated financial statements.





                               KINETEK, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                  Year Ended December 31,
                                                       ------------------------------------------------
                                                           2001               2000             1999
                                                           ----               ----             ----

Net sales                                                $287,362           $316,666         $307,877
Cost of sales, excluding depreciation                     183,297            199,885          196,758
Selling, general and administrative
 expenses, excluding depreciation                          49,302             47,136           42,862
Depreciation                                                6,120              6,162            5,549
Amortization of goodwill and other intangibles              8,491             23,802            9,045
Management fees to affiliated company                       2,880              3,184            3,066
                                                         --------           --------         --------
Operating income                                           37,272             36,497           50,597

Other (income) expense:
     Interest expense                                      32,174             33,115           33,802
     Interest income                                         (403)              (406)            (390)
     Miscellaneous, net                                       190                421             (131)
                                                         --------           --------         --------
Income before income taxes                                  5,311              3,367           17,316
Provision for income taxes                                  4,705              9,469            8,698
                                                         --------           --------         --------

Net income (loss)                                        $    606           $ (6,102)          $8,618
                                                         ========           =========          ======




     See accompanying notes to consolidated financial statements.

                               KINETEK, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                     (ALL Dollar amounts in thousands)

                                Common Stock


                                             Number           Additional      Other                       Total
                                               of              Paid-In    Comprehensive  Accumulated   Shareholder's
                                             Shares    Amount  Capital    (Loss) Income    Deficit        Equity
                                             ------    ------ ----------  -------------  -----------   -------------

Balance at December 31, 1998                 10,000     $ 10   $ 49,996     $   1,947      $ (29,340)     $  22,613
     Foreign currency translation adjustment      -        -          -        (7,072)             -         (7,072)
     Net income                                   -        -          -             -          8,618          8,618
     Comprehensive income                         -        -          -             -              -          1,546
                                             ------     ----   --------     ----------     ----------     ---------

Balance at December 31, 1999                 10,000       10     49,996        (5,125)       (20,722)       24,519
     Foreign currency translation adjustment      -        -          -       (10,918)             -       (10,918)
     Net income                                   -        -          -             -         (6,102)       (6,102)
     Comprehensive loss                           -        -          -             -              -       (17,020)
                                             ------     ----     ------     ----------     ----------   -----------

Balance at December 31, 2000                 10,000       10     49,996       (16,043)     $ (26,824)    $   7,139
     Foreign currency translation adjustment      -        -          -         2,939              -         2,939
     Net income                                   -        -          -             -            232           232
     Comprehensive loss                           -        -          -             -              -         3,171
                                             ------     ----     ------     ----------     ----------    ----------

Balance at December 31, 2001                 10,000      $ 10  $ 49,996     $ (13,104)     $ (26,592)    $  10,310
                                             ======     =====  ========     ==========     ==========    ==========




                               KINETEK, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                           Year Ended December 31,
                                                                 --------------------------------------------
                                                                    2001            2000            1999
                                                                    ----            ----            ----

Cash flows from operating activities:
        Net income (loss)                                          $    606       $  (6,102)      $  8,618
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
        Depreciation and amortization                                15,997          31,256         15,884
        Deferred income taxes                                           994           2,319          1,133

Changes in operating assets and liabilities (net
 of effects from acquisitions):
        Accounts receivable                                             571           2,071         (1,503)
        Inventories                                                   3,436             834           (828)
        Prepaid expenses and other current assets                      (225)           (435)           (95)
        Accounts payable                                                875          (1,705)        (1,161)
        Accrued expenses                                             (2,653)            624          5,037
        Non-current assets & liabilities                                148            (991)           (54)
        Due from affiliated company                                      44          (7,599)           969
                                                                  ----------      ----------      ---------
        Net cash provided by operating activities                    19,793          20,272         28,000

Cash flows from investing activities:
        Capital expenditures, net                                    (4,754)         (5,103)        (4,171)
        Acquisition of subsidiaries                                    (690)         (5,661)        (3,596)
        Investment in affiliate                                           -          (5,059)             -
                                                                  ----------      ----------      ---------
        Net cash used in investing activities                        (5,444)        (15,823)        (7,767)

Cash flows from financing activities:
        Borrowings (repayments) on revolving credit facility         (1,166)         (2,000)       (13,000)
        Repayment of long-term debt                                  (3,218)           (625)          (414)
        Payment of financing cost                                    (1,924)              -              -
                                                                  ----------       ---------      ---------
        Net cash used in financing activities                        (6,308)         (2,625)        (13,414)
Effect of exchange rate changes on cash                               1,027          (4,594)         (2,575)
                                                                  ----------       ---------      ----------

Net increase (decrease) in cash and cash equivalents                  9,068          (2,770)          4,244

Cash and cash equivalents at beginning of year                        8,490          11,260           7,016
                                                                  ----------       ---------      ---------
Cash and cash equivalents at end of year                           $ 17,558          $8,490         $11,260
                                                                  ==========       =========      =========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest                                                   $ 31,226        $ 31,970        $ 32,275
        Income taxes                                                  6,928           7,219           5,576
Non cash investing activities:
        Capital leases                                                  873             392           1,284






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

         On April 6, 2001, the Company, through its wholly-owned subsidiary Merkle Korff, acquired substantially all of the assets, properties and business of Koford Engineering, Inc. for $690.

         These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired businesses have been included in the consolidated operating results of the Company since their dates of acquisition.


2.       Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure the timely preparation of the Company's consolidated financial statements.

Reclassifications

         Certain amounts in the prior years financial statements have been reclassified to conform to the 2001 presentation.

Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments with an initial maturity of three months or less at the time of purchase.

Inventories

         Inventories are stated at the lower of cost or market. Inventories, which are valued at either average or first-in, first-out
(FIFO) cost, accounted for approximately 76% and 77% of the Company's inventories at December 31, 2001 and 2000, respectively. All other inventories are valued using last-in, first-out (LIFO) cost, which approximated current cost at December 31, 2001 and 2000.

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

         The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:


          Buildings                           5 to 33 years
          Machinery and equipment             3 to 10 years
          Dies and tooling                    2 to 5  years
          Furniture and fixtures              3 to 7  years
          Vehicles                            3 to 5  years


Foreign Currency Translation

         In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", the functional currencies of the Company's foreign operations are the local currencies. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. Adjustments resulting from the translations of foreign currency financial statements are classified as a separate component of shareholder's equity.

Intangible Assets

         Goodwill is amortized using the straight-line method over 30 to 40 years (See "New Pronouncements" for future changes). Goodwill at December 31, 2001 and 2000 is net of accumulated amortization of $60,040 and $52,049, respectively. The covenants not to compete are being amortized using the straight-line method over the respective terms of the agreements. The covenants not to compete at December 31, 2001 and 2000 are net of accumulated amortization of $2,923 and $2,612, respectively. Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Deferred financing costs at December 31, 2001 and 2000 are net of accumulated amortization of $8,429 and $6,598, respectively. Amortization of deferred financing costs is included in interest expense.

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

         The Company recorded a $14,636 goodwill impairment charge during the third quarter of 2000 related to one of its businesses. See Note 13 for additional details.

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

Revenue Recognition

         Revenues are recognized when products are shipped and title passes to customers.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

         The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Subordinated Notes, and the revolving credit facility. Other than the Senior Notes (see Note 7), the fair values of the Company's financial instruments are not materially different from their carrying values at December 31, 2001 and 2000.

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and the investment in affiliate (see Note
10). The Company deposits cash and cash equivalents with high-quality financial institutions, which are federally insured up to prescribed limits. Cash balances may exceed these limits at any given time.

         The Company closely monitors the credit quality of its customers and maintains allowances for potential credit losses which, historically, have not been significant and have been within the range of management's expectations. The Company generally does not require collateral or other security on trade receivables.

Shipping and Handling Costs

         Shipping and handling costs are classified in cost of sales in the statements of operations.

Derivative Financial Instruments

         On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of Statement 133 did not have a significant impact on the Company. As a result of the adoption of Statement 133, the Company must recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative financial instrument depends on whether it has been designated and whether it qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. The fair value of derivative financial instruments was not significant as of December 31, 2001 and 2000.

New Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets, effective for fiscal year's beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in pretax income of approximately $8,500 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement 144 is effective for the Company beginning on January 1, 2002. The Company does not expect that the adoption of Statement 144 will have a significant impact on the Company's financial position or results of operations.

3.   Inventories
     Inventories consist of the following:

                                                   December 31,
                                            ---------------------------
                                                2001           2000
                                                ----           ----

      Raw materials                           $22,268        $26,599
      Work in process                          12,864         12,564
      Finished goods                            6,181          5,385
                                            ----------      ---------
                                              $41,313        $44,548
                                            ==========      =========

4.   Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:


                                                        December 31,
                                              ---------------------------------
                                                   2001             2000
                                                   ----             ----

      Land, buildings and improvements           $  8,227         $  7,714
      Machinery and equipment                      32,484           29,566
      Furniture and fixtures                       10,350            9,098
      Other (vehicles, dies and tooling)            6,373            5,610
                                                 ---------        ---------
                                                   57,434           51,988

      Less:  Accumulated depreciation and
      amortization                                (37,783)         (32,055)
                                                 ---------        ---------
                                                  $19,651         $ 19,933
                                                 =========        =========
5.   Short Term Notes Payable

     FIR has a number of short-term borrowing facilities available from various banks. The total amount available under these facilities is approximately $6,073 at an average interest rate of 4.9% for the year ending December 31, 2001. There were no outstanding borrowings under these arrangements at December 31, 2001 and 2000. A portion of these facilities are secured by FIR's assets and a portion are in the form of overdraft coverage.


6.   Income Taxes

     Pretax income (loss) was taxed in the following jurisdictions:

                                        Year Ended December 31,
                           ----------------------------------------------
                              2001               2000             1999
                              ----               ----             ----

     Domestic               $   532            $  (833)         $14,328
     Foreign                  4,779              4,200            2,988
                            --------           --------         --------

                            $ 5,311            $ 3,367          $17,316
                            ========           ========        =========

The provision (benefit) for income taxes consists of the following:

                                              Year Ended December 31,
                                  -------------------------------------------
                                     2001           2000            1999
                                     ----           ----            ----
Current:
       Federal                      $   325        $ 2,903         $ 4,167
       State                          1,000          1,084             981
       Foreign                        2,386          3,163           2,417
                                    --------       --------        --------

       Total current                  3,711          7,150           7,565

Deferred:
       Federal                          351          1,806           1,037
       State                            157            400             211
       Foreign                          486            113            (115)
                                    --------       --------        --------

       Total deferred                   994          2,319           1,133
                                    --------       --------        --------

Provision for income taxes           $4,705        $ 9,469         $ 8,698
                                    ========       ========        ========

         The provision for income taxes differs from the amount of income tax provision computed by applying the U.S. federal income tax rate to income before income taxes. A reconciliation of the differences is as follows:

                                                                        Year Ended December 31,
                                                            ----------------------------------------------
                                                               2001              2000            1999
                                                               ----              ----            ----
Computed statutory tax provision                              $1,859            $1,178          $6,061
     Increase/(decrease) resulting from:
        State and local taxes, net of federal benefit            752               964             800
        Higher effective foreign tax rate                      1,200             1,806           1,305
        Previously unrecorded deferred taxes                       -              (281)              -
        Nondeductible amortization                               788             5,986             833
        Other                                                    106              (184)           (301)
                                                             --------          --------         -------

Provision for income taxes                                    $4,705            $9,469          $8,698
                                                             ========          ========         =======


         For the year ended December 31, 2000, non-deductible amortization increased as a result of the Company's write-down of goodwill associated with one of its businesses (see Note 13).

Deferred tax liabilities and assets are comprised of the following:

                                                      December 31,
                                            --------------------------------
                                                 2001             2000
                                                 ----             ----

Deferred tax liabilities:
     Goodwill                                 $10,055          $ 8,233
     Property, plant and equipment                 25              269
     Foreign deferred taxes                     1,372              889
     Other                                          -              109
                                              -------          -------
Total deferred tax liabilities                 11,452            9,500

Deferred tax assets:
     Property, plant and equipment              4,367            4,385
     Intangibles other than goodwill            4,473            4,925
     Vacation accrual                             434              471
     Franchise tax                                274              273
     Employee benefits                            160              403
     Uniform capitalization                       556              301
     Allowance for doubtful accounts              959              165
     Inventory obsolescence reserve             1,019              747
     Warranty reserve                             341              266
     Reserve for plant closing                    139                -
     Other                                        408              236
                                              -------          -------
Total deferred tax assets                      13,130           12,172
                                              -------          -------
Net deferred tax assets                       $ 1,678          $ 2,672
                                              =======          =======

As of December 31, 2001 there was $2,846 of accumulated unremitted earnings from the Company's foreign subsidiaries on which deferred taxes have not been provided as undistributed earnings on foreign subsidiaries are considered to be indefinitely reinvested.


7.   Long Term Debt

     Long-term debt consists of the following:

                                                           December 31,
                                                  ----------------------------
                                                      2001           2000
                                                      ----           ----
 10.75% Senior Notes, including $2,556
    and $3,000 of unamortized premium at
    December 31, 2001 and 2000,
    respectively (A)                               $272,556        $273,000
 Revolving Credit Facility (B)                       24,834          26,000
 Subordinated Notes Payable (C)                       8,690          11,055
 Capital leases (D)                                   2,675           2,597
                                                  ----------      ----------
 Current Portion                                                    312,652
                                                    308,755
                                                     (8,135)        (30,355)
                                                  ----------      ----------
                                                   $300,620       $ 282,297
                                                  ==========      ==========

(A) Interest on the Senior Notes is payable in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured obligations of the Company and mature on November 15, 2006. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2001. The Indenture relating to the Senior Notes contains certain covenants which, among other things, restricts the ability of the Company to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transactions with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

         The fair value of the Senior Notes was approximately $234,900 at December 31, 2001. The fair value was calculated by multiplying the face amount by the market price at December 31, 2001.

(B) The Company's Loan and Security Agreement (Credit Agreement), expiring December 18, 2005, is in the form of a revolving credit facility and provides for borrowings of up to $50,000 to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a floating rate of LIBOR plus 2.85% or at a rate of prime plus 1.35% (6.1% at December 31, 2001) at the company's option, subject to change based on the Company's interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company's interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $13,261 of additional borrowing capacity under the Credit Agreement as of December 31, 2001.

         The Credit Agreement contains covenants which, among other things, provide for a minimum level of interest coverage, as defined, and limit the Company's ability to incur additional indebtedness, create liens, make restricted payments, engage in affiliate transactions or mergers and consolidations, and make asset sales.

(C) The Subordinated Notes Payable substantially consists of a $4,000 note payable to the former shareholder of Merkle-Korff and $3,850 of notes payable to the former shareholders of ED&C. The note payable to the former shareholder of Merkle-Korff is due in installments beginning December 31, 2000 (December 31, 2001 installment was paid on January 2, 2002) through December 31, 2003 and bears interest at 9% per annum. The notes payable to the former ED&C shareholders are due December 31, 2002 and bear interest at 9% per annum subject to a two-year cap on accrued and unpaid interest. These notes are unsecured obligations of the Company.

(D) Interest rates on capital leases range from 7.2% to 8.7% and mature in installments through 2007.

              The future minimum lease payments as of December 31, 2001 under capital leases consist of the following:

          2002                                             $1,098
          2003                                                940
          2004                                                621
          2005                                                246
          2006                                                 52
          Thereafter                                           18
                                                         ---------
             Total                                          2,975
          Less amount representing interest                  (300)
                                                         ---------
          Present value of future minimum lease payments   $2,675
                                                         =========

         The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2001 and 2000.

         Aggregate maturities of long-term debt at December 31, 2001 are as follows:

          2002                              $8,135
          2003                               2,351
          2004                                 585
          2005                              25,064
          2006                             270,048
          Thereafter                            16
                                     --------------
                                          $306,199
                                     ==============

8. Operating Leases

         The Company leases certain land, buildings, and equipment under noncancellable operating lease agreements expiring in various years through 2011. Minimum future lease payments, by year, under noncancellable operating leases, including those with related parties (Note 10), are as follows at December 31, 2001:

          2002                              $ 3,401
          2003                                3,046
          2004                                2,240
          2005                                1,912
          2006                                1,327
          Thereafter                          4,710
                                        ------------
                                            $16,636
                                        ============

         Total rent expense was $3,764, $3,184 and $3,586 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.   Benefit Plans

     Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,483, $1,756 and $1,451 for the years ended December 31, 2001, 2000 and 1999, respectively.

     FIR provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the employ of the Company and approximated $2,609 and $2,277 at December 31, 2001 and 2000, respectively.

10.   Related Party Transactions

      Services Agreements. The Company and each of its subsidiaries are subject to the following four agreements and arrangements with JII:

         First, the Company and each of its subsidiaries are parties to a transaction advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries are charged by JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $15, $0 and $36 in 2001, 2000, and 1999, respectively); (ii) financial advisory fees of up to 1.0% of debt, equity, or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $500, $0 and $0 in 2001, 2000 and 1999, respectively); and (iii) reimbursement for JII's out-of-pocket costs in connection with providing such services (which were $0 in 2001, 2000 and 1999). Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Parent, are directors and shareholders of JII.

         Second, the Company and each of its subsidiaries is party to a management consulting agreement (the "Subsidiary Consulting Agreement") with JII, pursuant to which the Company and its subsidiaries pay JII annual consulting fees of 1.0% of the Company's net sales for such services and are required to reimburse JII for its out-of-pocket costs related to its services. Pursuant to the Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $2,880, $3,184 and $3,066 for the years ended December 31, 2001, 2000 and 1999, respectively, and are reflected as Management Fees to Affiliated Company in the Consolidated Statement of Operations.

         Third, the Company and each of its subsidiaries are parties to a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company is charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries. In accordance with this agreement, such charges were $2,132, $1,995 and $1,593 for the years ended December 31, 2001, 2000 and 1999, respectively, and are reflected within Selling, General, and Administrative expenses in the Consolidated Statement of Operations.

         Fourth, the Company and JII are parties to a transition agreement (the "Transition Agreement") pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the operations of the Company. Also, JII allocates its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, based on the respective revenues and usage of corporate overhead by JII and its subsidiaries. The Company reimburses JII for services provided pursuant to the Transition Agreement on an allocated cost basis. Under this agreement, the Company's allocable portion of corporate expenses was $2,939, $2,434 and $2,152 for the years ended December 31, 2001, 2000 and 1999 respectively, and are reflected within Selling, General, and Administrative expenses in the Consolidated Statement of Operations.

         Each of the above agreements was replaced on December 14, 2001 with new agreements, which are substantially the same as the previous agreements. The new agreements expire in December 2011, but are automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

        The terms of the Company's agreement to acquire Imperial, Scott, and Gear provided for additional consideration to be paid to the Seller, JII, if these entities' results of operations exceeded certain targeted levels. Subject to the terms and conditions of the agreement, the Company paid approximately $174 to JII in 2001, based on the acquired entities' cumulative cash flow (as defined) for January 1, 1996 to December 31, 2000. All obligations have been satisfied under this agreement.

         Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries pays to JII an amount determined by reference to each entity's separate return tax liability as defined in Treasury Regulation ss.1.1552-1(a) (2) (ii). For the years ended December 31, 2001 and 2000, income tax payments made by the Company to JII under the Tax Sharing Agreement were $3,110 and $3,308, respectively

         Related Party Leases. The Company leases certain plants, warehouses, and offices under net leases from affiliated entities. Rent expense, including real estate taxes attributable to these leases, amounted to $1,588, $1,544 and $1,657 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum rental payments required under these leases are as follows:

               2002                         $1,433
               2003                          1,191
               2004                          1,041
               2005                          1,041
               2006                          1,041
               Thereafter                   $4,424

            Investment in Affiliate. In April 2000, the Company invested an additional $5,059 in Class A Preferred Units of JZ International, LLC. This increased the Company's investment in JZ International, LLC to $12,344 at December 31, 2001 and 2000. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other members. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

         Legal Fees. An individual who is a shareholder, General Counsel and Assistant Secretary of the Parent is also a partner in a law firm used by the Company. The firm was paid $219, $229 and $180 in fees and expenses during the years ended December 31, 2001, 2000 and 1999, respectively. The rates charged to the Company were at arms-length.

         Due from Affiliate. The Company has net receivables due from JII and parent of $5,370 and $5,414 as of December 31, 2001 and 2000, respectively, that are reflected in the consolidated balance sheets as "due from affiliated company."

11.   Additional Purchase Price Arrangements

         The terms of the Company's 1997 Motion Control Engineering ("MCE") acquisition agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the seller's option during a five year period beginning in 2003. When exercised, the additional consideration will be based on MCE's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid out in cash over a four-year period, in annual installments according to a schedule, which is included in the agreement. Additional consideration, if any, will be recorded as an addition to goodwill.

         The terms of the Company's 1998 ADC acquisition agreement provided for additional consideration to be paid to the sellers if ADC's results of operations during 1998 and 1999 exceeded certain targeted levels. Targeted levels were set substantially above the historical experience of ADC at the time of acquisition. The Company made payments of $3,093 and $3,200 during 2000 and 1999 in full satisfaction of this agreement. These contingent payments were recorded as an addition to goodwill.



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


       Measurement of Segment Operating Income and Segment Assets

         The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in Note 2, "Summary of Significant Accounting Policies". No single customer accounts for 10% or more of consolidated net sales. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, due from affiliate, investment in affiliate and deferred financing fees.

       Factors Used to Identify the Enterprise's Reportable Segments

                  The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Summary financial information by business segment is as follows:


                                                 Year Ended
                                                December 31,
                                 ---------------------------------------------
                                    2001          2000              1999
                                    ----          ----              ----
Net Sales
Motors                             $206,151      $233,110         $235,374
Controls                             81,211        83,556           72,503
                                   --------     ---------         --------
                                   $287,362      $316,666         $307,877
                                   ========     =========         ========

Operating Income (Loss)
Motors                             $ 37,130      $ 50,889        $ 51,076
Controls (1)                         10,386        (4,566)          8,367
Corporate Expenses (2)              (10,244)       (9,826)         (8,846)
                                    -------       -------        ---------
   Total Operating Income            37,272        36,497          50,597
Interest Expense                    (32,174)      (33,115)        (33,802)
Interest Income                         403           406             390
Miscellaneous, net                     (190)         (421)            131
                                    -------       --------        -------
   Income before Income Tax         $ 5,311       $ 3,367        $ 17,316
                                    =======       ========        ========

Identifiable Assets
Motors                             $254,866      $257,567        $267,489
Controls                             69,521        70,144          87,207
Corporate                            35,028        33,371          27,890
                                   --------      --------       ---------
                                   $359,415      $361,082        $382,586
                                   ========      ========       =========

Capital Expenditures
Motors                              $ 3,341      $ 3,886         $  3,002
Controls                              1,413        1,217            1,169
                                    -------      -------         --------
                                    $ 4,754      $ 5,103         $  4,171
                                    =======      =======         =========


Depreciation
Motors                              $ 4,438      $ 4,943         $  4,726
Controls                              1,682        1,219              823
                                    -------      -------         --------
                                    $ 6,120      $ 6,162         $  5,549
                                    =======      =======         ========

Amortization of Intangibles
Motors                              $ 6,908     $ 7,163          $ 6,945
Controls                              1,583      16,639            2,100
                                    -------     --------         --------
                                    $ 8,491     $ 23,802         $ 9,045
                                    =======     ========         ========



(1) Operating loss in 2000 for the Controls segment reflects the goodwill impairment charge of $14,636 (see Note 13).

(2) Management fees paid to affiliated company are included in corporate expenses.

     Summary financial information by geographic area is as follows:

                                                    Year Ended
                                                   December 31,
                                       -----------------------------------------

                                         2001            2000          1999
                                         ----            ----          ----

  Net sales to unaffiliated customers
  United States                          $246,204       $275,633       $263,242
  Europe                                   41,158         41,033         44,635
                                        ----------     ---------      ----------
                                         $287,362       $316,666       $307,877
                                        ==========     ==========     ==========


  Identifiable long-lived assets
 (including intangible
  assets)
  United States                        $ 198,853       $ 206,293      $ 221,691
  Europe                                  30,548          29,333         32,738
                                       ----------     -----------    -----------
                                       $ 229,401       $ 235,626      $ 254,429
                                       ===========    ===========    ===========


13.  Goodwill Impairment


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




      Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

      Part III
      --------

      Item 10.    DIRECTORS AND EXECUTIVE OFFICERS
                  ---------------------------------

          The following sets forth the names and ages of the Company's directors, executive officers (and those of our Parent) and other key employees and the positions they hold as of the date of this annual report:

            Name             Age     Position with Company
     Thomas H. Quinn         54   Chairman of Company and Parent
     Ron A. Sansom           42   Chief Executive Officer, President and
                                  a Director of Company and Parent
     Daniel Drury            40   Chief Financial Officer of Company and Parent
     Norman Bates            40   Vice President, Business Development
                                  of Company and Parent
     John W. Brown           65   Vice President, Programs
     Randall Bays            46   President, Imperial
     G. Barry Lawrence       55   President, Gear
     Paul Boggs              53   President, Merkle-Korff
     Paolo Bergamaschi       32   President, FIR
     Todd Williams           44   President, Electrical Design
     Javad Rahimian          51   President, Motion Control
     James M. Jackson        42   President, Advanced DC Motors
     Jonathan F. Boucher     45   Director of Parent
     John W. Jordan, II      54   Director of Company and Parent
     David W. Zalaznick      47   Director of Parent
     John D. Simms, Sr.      74   Director of Parent

     Set forth below is a brief description of the business experience of each director and executive officer of the Company.

     Mr. Quinn has served as Chairman of the Company since its inception. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of JII. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of Archibald Candy Corporation, as well as a director of AmeriKing, Inc., Welcome Home, Inc., and a number of other privately held companies.

     Mr. Sansom has served as Chief Executive Officer, President and a director of the Company since June 1996. Prior to joining the Company, Mr. Sansom held several senior management positions with General Electric from 1981 to 1996, including General Manager of General Electric's Appliance Components business.

     Mr. Drury has served as Chief Financial Officer since April, 2000. Prior to joining the Company, Mr. Drury held a succession of financial management positions with various divisions of General Electric from 1982 to 2000, most recently as Finance Manager - Control Products at GE Industrial Systems.

     Mr. Bates has served as Vice President of Business Development of the Company and Parent since April, 2000. Mr. Bates was the Company's Chief Financial Officer from April 1997 until that time. Prior to that, Mr. Bates held several financial management positions with General Electric from 1984 to 1997, including Finance Manager of General Electric's Appliance Components business.

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

     Mr. Jackson has served as President of ADC since July 2000. From 1995 until joining ADC, Mr. Jackson held several senior management positions with VAPOR, a division of WABTEC. Prior to that, Mr. Jackson held various management positions at GE, Square D, and a variety of other companies.

     Mr. Boucher has served as director of the Parent since its inception. Since 1983, Mr. Boucher has been a partner of The Jordan Company, a private merchant banking firm. Mr. Boucher is also a director of JII as well as other privately held companies.

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

     Mr. Zalaznick has served as a director of the Parent since June 1996. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of JII, AmeriKing, Inc., Carmike Cinemas, Inc., Marisa Christina, Inc., Apparel Ventures, Inc., Jackson Products, Inc., GFSI, Inc., and GFSI Holdings, Inc. as well as other privately held companies.

     Mr. Simms has served as a director of the Parent since 1998. Mr. Simms was the owner of Merkle-Korff from 1966 until September 22, 1995 when Merkle-Korff was purchased by the Company. Mr. Simms has nearly fifty years of experience in the electric motor business.

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


Executive Compensation

     The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 2001 to those persons who were, at December 31, 2001: (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 during such period.

Annual
Compensation
                                                              Other Annual
Name and Principal Position        Year      Salary    Bonus  Compensation (1)
---------------------------        ----      ------    -----  ----------------

Thomas H. Quinn (2)
     Chairman of the Board         2001      $ -       $ -         $ -
Ron A. Sansom (2)
     Chief Executive Officer       2001        -         -           -
Daniel D. Drury (2)
     Chief Financial Officer       2001        -         -           -
Norman R. Bates (2)
     V.P. - Business Development   2001        -         -           -


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

Compensation Committee Interlock and Insider Participation

     The Board of Directors does not maintain a Compensation Committee. During fiscal 2001, however, Messrs. Boucher, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation. During 2001, certain of the foregoing executive officers of the Company served and currently serve as directors, executive officers and members of a compensation committee of another entity, one of whose executive officers served and currently serves as a director of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     All of the outstanding common stock of the Company is owned by Parent. The table below sets forth as of March 29, 2002 certain information regarding beneficial ownership of the common stock of Parent held by (i) each of its directors and executive officers who own shares of common stock of Parent,
(ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent indicated as beneficially owned by them, except as otherwise noted.


                                                 Amount of Beneficial
                                                    Ownership (1)
                                           -------------------------------------

                                                 Number of        Percentage
                                                  Shares           Owned
Executive Officers and Directors:                 ------           ------
Ron A. Sansom                                      300.000          1.5%
John W. Jordan II (2) (3) (4) (5)               7,136.8809          36.2
David W. Zalaznick (2) (4) (6)                  3,531.2473          17.9
Jonathan F. Boucher (2)                         1,116.5587           5.7
Thomas H. Quinn (2)                             1,799.7294           9.1
All directors and executive officers
  as a Group (12 persons)                      13,884.4163          70.5

Other Principal Stockholders:
Jordan Industries, Inc (7)                          0.0000           0.0%
Leucadia Investors, Inc.                        2,019.7802          10.3
JII Partners Limited Partnership (8)            1,500.0000           7.6

(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of March 29, 2002, there were 19,700 shares of common stock of Parent issued and outstanding.

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

 Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

     Service Agreements. Each of the following agreements was entered into on December 14, 2001. Prior to that time we operated pursuant to similar agreements. The Company, our parent, and substantially all of our subsidiaries are parties to a transaction advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which we and our subsidiaries pay JII (through our Parent and Holdings) (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving us and our subsidiaries or their respective businesses or properties (which were $15 in 2001 and $0 in each of 2000 and 1999 pursuant to the predecessor agreement); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving us or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $0.5 million in 2001 and $0 in each of 2000 and 1999 pursuant to the predecessor agreement); and (iii) reimbursement of JII's out-of-pocket costs in connection with providing such services (which were $0 in each of 2001, 2000 and 1999, pursuant to the predecessor agreement). The amount of such fees payable in each such transaction will be no less favorable to us than those that could be obtained from comparable, unaffiliated third parties. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Advisory Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Holdings, are directors and shareholders of JII.

The Company, our parent and substantially all of our subsidiaries are parties to a management consulting agreement (the "Subsidiary Consulting Agreement"), pursuant to which we pay JII annual consulting fees (directly and through our Parent) of the greater of (i) 3.0% of our net income before interest, tax, depreciation and amortization and other non-cash charges of ours, and (ii) 1.0% of our net sales, and are required to reimburse JII for its out-of-pocket costs related to its services. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Consulting Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In accordance with the predecessor of this agreement pursuant to which we only paid under clause (ii) above, we were charged approximately $2,880, $3,184 and $3,066 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company, our parent and substantially all of our subsidiaries are parties to a properties services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides to us the use of certain real estate and other assets, transportation and related services. Pursuant to the JI Properties Services Agreement, we are charged for our allocable portion of such services based upon (i) our usage of such services and (ii) our relative revenues, as compared to JII and its other subsidiaries. The Company is also required to reimburse JI Properties for all reasonable out of pocket expenses it incurs (unless such expenses are already included in the charges described above). In accordance with the predecessor of this agreement, such charges were $2,132, $1,995 and $1,593 for the years ended December 31, 2001, 2000 and 1999, respectively. The JI Properties Services Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

     JII allocates its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, based on the respective revenues and usage of corporate overhead by JII and our subsidiaries. Under this agreement, our allocable portion of corporate expenses was $2,939, $2,434 and $2,152 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries pays to JII an amount determined by reference to each entity's separate return tax liability as defined in Treasury Regulation ss. 1.1552-1(a)(2)(ii). For the year ended December 31, 2001 the income tax payment by the Company to JII under the Tax Sharing Agreement were $3,110.

     If the Tax Sharing Agreement is terminated, then the Company and its subsidiaries will remain contingently liable to JII under the Tax Sharing Agreement in respect of any increases in their separate return tax liability for periods prior to such termination.

     Directors. Directors of the Company, John W. Jordan II, David W. Zalaznick and Thomas H. Quinn each have a beneficial ownership interest of more than 10% of the common stock of Jordan Industries, Inc.

     Additional Purchase Price Arrangement. The terms of the Company's agreement to acquire Imperial, Scott, and Gear provided for additional consideration to be paid to the Seller, JII, if these entities' results of operations exceeded certain targeted levels. Subject to the terms and conditions of the agreement, we paid approximately $174 to JII in 2001, based on the acquired entities' cumulative cash flow (as defined) for January 1, 1996 to December 31, 2000. All obligations have been satisfied under this agreement.

     Investment in Affiliate. In April 2000, the Company invested an additional $5,059 in Class A Preferred Units of JZ International, LLC. This increased the Company's investment in JZ International, LLC to $12,344 at December 31, 2001 and 2000. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other members. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

     Merkle-Korff Leases. Merkle-Korff leases some of its plants, warehouse and offices under a net lease (the "Merkle-Korff Leases") from companies controlled by John Simms, Sr., a Director of the Company. Rent expenses, including real estate taxes attributable to the Merkle-Korff Leases, amounted to approximately $500 for the year ended December 31, 2001. The Company has agreed to pay future minimum rental payments under the Merkle-Korff Leases amounting to approximately $400 for the year ended December 31, 2002. The Company has the right of first refusal to buy these facilities from Mr. Simms. See Note 10 to the Company's Consolidated Financial Statements. The Company believes the terms of the Merkle-Korff Leases are comparable to the terms it would obtain from a non-affiliated party.

     Motion Control Leases. Motion Control leases substantially all of its production and office space under noncancellable operating leases from a limited partnership whose partners include officers of Motion Control. These leases expire in 2007. Rent expense under the leases was approximately $1,000 for the year ended December 31, 2001. The Company believes the terms of the Motion Control leases are comparable to the terms it would obtain from a non-affiliated party.

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

Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)  Documents filed as part of this report:

(1)  Financial Statements

     Reference is made to the Index to Consolidated Financial Statements Appearing in Item 8, which Index is incorporated herein by reference.

(2)  Financial Statement Schedule

     The following financial statement schedule for the years ended December 31, 2001, 2000 and 1999 is submitted herewith:

          Item                                             Page Number
          ----                                             -----------
Schedule II - Valuation and qualifying accounts                 52

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


                                  KINETEK, INC.


                                  By      /s/ Thomas H. Quinn
                                         --------------------------------------
Dated:  March 29, 2002                   Thomas H. Quinn
                                         Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By      /s/ Thomas H. Quinn
                                          -------------------------------------
Dated:  March 29, 2002                        Thomas H. Quinn
                                              Chairman of the Board

                                  By       /s/ Ron A. Sansom
                                           ------------------------------------
Dated:  March 29, 2002                        Ron A. Sansom
                                              Chief Executive Officer
                                              and a Director

                                  By       /s/ John W. Jordan II
                                          -------------------------------------
Dated:  March 29, 2002                        John W. Jordan II
                                              Director

                                  By       /s/ Daniel D. Drury
                                           ------------------------------------
Dated:  March 29, 2002                        Daniel D. Drury
                                              Chief Financial Officer

                               EXHIBIT INDEX


Exhibit                        Description
 Number

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

2.2 Share Purchase Agreement, dated March 2, 1997, by and among Motors and Gears Holdings, Inc. and the stockholders of FIR Group Holdings Italia, S.r.l. (incorporated by reference to exhibit 2.1 to Form 8-K of Kinetek, Inc., date March 31, 1998)

2.3 Purchase Agreement, dated November 17, 1997, by and among Motion Holdings, Inc. and the shareholders of Motion Control Engineering, Inc. (incorporated by reference to exhibit 2.2 to Form 8-K of Kinetek, Inc., dated March 31, 1998)

2.4 Agreement for purchase and sale of stock of Electrical Design and Control Company by and among ED&C Holdings, Inc. and the shareholders of Electrical Design and Control Company, (incorporated by reference to exhibit 2.3 to Form 8-K of Kinetek, Inc., dated March 31, 1998)

2.5 Share Purchase Agreement, dated April 9, 1998, for the direct and indirect sale of all the shares of Advanced DC (incorporated by reference to exhibit 99.1 to Form 8-K of Kinetek, Inc., dated January 28, 2000)

2.6 Amendment No. 1 to Agreement for Purchase and Sale of Stock, dated May 15, 1998, for the direct and indirect sale of all the shares of Advanced DC (incorporated by reference to exhibit 99.2 to Form 8-K of Kinetek, Inc., dated January 28, 2000)

3.1 Certificate of Amendment of Certificate of Incorporation of Motors And Gears, Inc. and Certificate of Incorporation of Motors And Gears, Inc. (incorporated by reference to Exhibit 3.1 to Kinetek Inc.'s Form 10-K Annual Report, dated March 28, 2001)

3.2        Bylaws of Kinetek, Inc. (incorporated by reference to Exhibit
           3.2 to the 1996 S-4)

4.1 Indenture, dated November 7, 1996, between Kinetek, Inc. and Fleet National Bank (incorporated by reference to Exhibit 4.1 to the 1996 S-4)

4.2 First Supplemental Indenture, dated December 17, 1997, between Kinetek, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Kinetek Inc.'s Form S-4 Registration Statement) (File No. 333-44057) (the "1998 S-4")

4.3 Indenture, dated December 17, 1997, between Kinetek, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the 1998 S-4)

10.1 * Loan and Security Agreement, dated December 18, 2001 by and among Kinetek Industries, Inc., the lenders listed thereto and Fleet Capital Corporation, as Agent.

10.2 * Management Consulting Agreement, dated December 14, 2001, by and among Jordan Industries, Inc., the Company and the other signatories thereto.

10.3 * Properties Services Agreement, dated December 14, 2001, by and among JI Properties, Inc., the Company and the other signatories thereto.

10.4 * Transaction Advisory Agreement, dated December 14, 2000, by and among Jordan Industries, Inc., the Company and the other signatories thereto.

10.5 * Agreement to Join in the Filing of Consolidated Tax Return, dated December 14, 2001 by and among Jordan Industries, Inc., the Company and the other signatories thereto.

10.6 Transition Agreement, dated July 25, 1997, by and between Motors and Gears Holdings, Inc. and Jordan Industries, Inc. (incorporated by reference to Exhibit 10.8 to the 1998 S-4).

10.7 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and Thomas H. Quinn (incorporated by reference to
           Exhibit 10.1(a) to the 1998 S-4)

10.8 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and Jonathan F. Boucher (incorporated by reference to Exhibit 10.1(b) to the 1996 S-4)

10.9 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and David W. Zalaznick (incorporated by reference to Exhibit 10.1(c) to the 1996 S-4)

10.10 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and John W. Jordan II (incorporated by reference to Exhibit 10.1(d) to the 1996 S-4)

10.11 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and Ron A. Sansom (incorporated by reference to
           Exhibit 10.1(e) to the 1996 S-4)

10.12      Merkle-Korff Industries,  Inc.  Non-negotiable  Subordinated
           Note in the principal aggregate amount of $5,000,000 payable to John D. Simms Revocable Trust Under Agreement (incorporated by reference to Exhibit 10.9 to the 1996 S-4)

10.13 Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,333 payable to Tina Levire (incorporated by reference to Exhibit 10.13 to the 1998 Form S-4)

10.14 Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,333 payable to Marta Monson (incorporated by reference to Exhibit 10.14 to the 1998 form S-4)

10.15 Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,334 payable to Eric Monson (incorporated by reference to Exhibit 10.15 to the 1998 form S-4)

10.16      Industrial Building Leases, each dated as of September 22,
           1996, by and between Merkle-Korff Industries, Inc. and the signatory thereto (incorporated by reference to Exhibits 10.16 - 10.19 to the 1996 S-4)

10.17      Employment and Non Competition Agreement, dated as of
           September 22, 1995, by and between Merkle-Korff Industries, Inc. and John D. Simms (incorporated by reference to Exhibit 10.20 to the 1996 S-4)

10.18      Employment and Non Competition Agreement, dated as of
           September 22, 1995, by and between Merkle-Korff Industries, Inc. and John W. Brown (incorporated by reference to Exhibit 10.21 to the 1996 S-4)

12.1*      Computations of the Ratios of Earnings to Fixed Charges

21.1*      Subsidiaries of Kinetek, Inc.


* filed herewith

                                                                 Schedule II

                                 KINETEK, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                            (dollars in thousands)


                                                                     Additions
                                 Balance at          Additions       Charged to     Write Offs              Balance at
                                  Beginning           due to         Costs and        Net of                  end of
                                  of Period        acquisitions       Expenses      Recoveries     Other      Period
                                  ----------       ------------       ---------     ----------     -----      -------

December 31, 2001:
  Allowance for
  doubtful accounts                $1,891                0             1,500          (299)       (187)      $2,907

    Reserve for
    inventory obsolescence         $2,009                0             1,020           (39)       (360)      $2,630

  Warranty reserve                  $625                 0              172           (227)          -         $570

December 31, 2000:
  Allowance for
  doubtful accounts                 $850                 0             1,433          (300)       (92)       $1,891

   Reserve for
    inventory
    obsolescence                   $1,211                0             1,180          (302)       (80)       $2,009

  Warranty reserve                  $487                 0              150            (12)        -           $625


December 31, 1999:
  Allowance for
  doubtful accounts                 $734                 0              784           (592)       (76)        $850

    Reserve for inventory
    obsolescence                    $761                 0              902           (415)       (37)      $1,211

  Warranty reserve                  $312                 0              209            (34)         0         $487

