Form 10-K/A
period 2001-12-31
KINETEK INC
filed 2002-04-19
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                 FORM 10-K/A
                               Amendment No. 1

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


                                  KINETEK, INC.


                                  By   /s/ Daniel D. Drury
                                      --------------------------------------
Dated:  April 3, 2002                  Daniel D. Drury
                                       Chief Financial Officer

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

4.1 Indenture, dated November 7, 1996, between Kinetek, Inc. and Fleet National Bank (incorporated by reference to Exhibit 4.1 to the 1996 S-4)

4.2 First Supplemental Indenture, dated December 17, 1997, between Kinetek, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Kinetek Inc.'s Form S-4 Registration Statement) (File No. 333-44057) (the "1998 S-4")

4.3 Indenture, dated December 17, 1997, between Kinetek, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the 1998 S-4)

10.1 ** Loan and Security Agreement, dated December 18, 2001 by and among Kinetek Industries, Inc., the lenders listed thereto and Fleet Capital Corporation, as Agent. [Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request]

10.2 * Management Consulting Agreement, dated December 14, 2001, by and among Jordan Industries, Inc., the Company and the other signatories thereto.

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


  * previously filed
 ** filed herewith