Form 10-Q
period 2002-03-31
KINETEK INC
filed 2002-05-14
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

-------------------------------------------------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2002               Commission File Number 333-19257


                               KINETEK, INC.
             (Exact name of registrant as specified in charter)


           Delaware                                          36-4109641
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                          Identification No.)


          ArborLake Centre, Suite 550                           60015
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

                Yes      X                No
                       -----                 -----


     The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of May 14, 2002: 10,000.

                               KINETEK, INC.


                                   INDEX


Part I     FINANCIAL INFORMATION                                      PAGE NO.
------     ---------------------                                      --------

Item 1.    Financial Statements (Unaudited)                               3

Item 2.    Management's Discussion and Analysis of Financial             10
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About                12
           Market Risk


Part II    OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings                                             13

Item 2.    Changes in Securities and Use of Proceeds                     13

Item 3.    Defaults Upon Senior Securities                               13

Item 4.    Submission of Matters to a Vote of Security                   13
           Holders

Item 5.    Other Information                                             13

Item 6.    Exhibits and Reports on Form 8-k                              13

           Signatures                                                    14

                       PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)


                                                                       PAGE NO.
                                                                       --------

Condensed Consolidated Balance Sheets at March 31, 2002                   4
and December 31, 2001

Condensed Consolidated Statements of Income for the                       5
three months ended March 31, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the three             6
months ended March 31, 2002 and 2001

Notes to Condensed Consolidated Financial Statements                     7-9


                               KINETEK, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                          March 31,         December 31,
                                                            2002                2001
                                                       ---------------    ----------------
                                                         (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                 $ 12,686          $ 17,558
  Accounts receivable, net                                    53,399            50,875
  Inventories                                                 40,402            41,313
  Prepaid expenses and other current assets                    1,541             1,695
  Due from affiliated company                                  4,632             5,370
                                                            --------          --------
       Total Current Assets                                  112,660           116,811

Property, plant, and equipment, net                           18,842            19,651
Goodwill, net                                                195,312           196,469
Deferred financing costs, net                                 10,186            10,693
Deferred income taxes                                          2,510             2,510
Investment in affiliate                                       12,344            12,344
Other assets, net                                                789               937
                                                            --------          --------
       Total Assets                                         $352,643          $359,415
                                                            ========          ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                          $ 21,175          $ 21,853
  Accrued interest payable                                    11,308             4,292
  Accrued expenses and other current liabilities              10,983            10,826
  Current portion of long term debt                            5,993             8,135
                                                            --------          --------
       Total Current Liabilities                              49,459            45,106

Long-term debt                                               291,110           300,620
Other non-current liabilities                                  2,814             3,005

Shareholder's Equity:
  Common Stock                                                    10                10
  Additional paid-in-capital                                  49,996            49,996
  Accumulated other comprehensive loss                       (15,461)          (13,104)
  Accumulated deficit                                        (25,285)          (26,218)
                                                            --------          --------
      Total Shareholder's Equity                               9,260            10,684
                                                            --------          --------
      Total Liabilities and Shareholder's Equity            $352,643          $359,415
                                                            ========          ========




   See accompanying notes to condensed consolidated financial statements.




                               KINETEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                    Three Months Ended
                                                                         March 31,
                                                             -------------------------------
                                                                2002                 2001
                                                                ----                 ----

Net Sales                                                     $ 68,198           $ 78,297
Cost of sales, excluding depreciation                           43,700             49,284
Selling, general and administrative expenses                    12,461             12,981
Depreciation                                                     1,526              1,383
Amortization of goodwill and other intangibles                     104              2,106
Management fees and other                                          692                793
                                                              --------           --------
                            Operating Income                     9,715             11,750

Other (income)/ expense:
   Interest expense                                              8,098              8,331
   Interest income                                                 (75)              (101)
   Miscellaneous, net                                               (5)                77
                                                              --------           --------

Income before income taxes                                       1,697              3,443

Provision for income taxes                                         764              1,549
                                                              --------           --------

                               Net Income                     $    933           $  1,894
                                                              ========           ========











   See accompanying notes to condensed consolidated financial statements.




                               KINETEK, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                    Three Months Ended
                                                                        March 31,
                                                           -----------------------------------
                                                                2002                 2001
                                                                ----                 ----

Cash flows from operating activities:
  Net income                                                   $    933            $  1,894
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                  2,055               3,812
   Provision for deferred income taxes                               25                 584

Changes in operating assets and liabilities net
  of effects from acquisitions:
   Current assets                                                (1,459)             (8,828)
   Current liabilities                                            6,495               7,919
   Non-current assets & liabilities                                (202)                548
   Payable to affiliated company                                    738               2,986
                                                               ---------           ---------
   Net cash provided by operating activities                      8,585               8,915

Cash flows from investing activities:
   Capital expenditures, net                                       (922)               (797)
                                                               ---------           ---------
   Net cash used in investing activities                           (922)               (797)

Cash flows from financing activities:
   Borrowings (repayments) on revolving credit
      facility                                                   (9,206)             (3,000)
   Repayment of other long-term debt                             (2,321)             (2,767)
                                                               ---------           ---------
   Net cash used in financing activities                        (11,527)             (5,767)

Effect of exchange rate changes on cash                          (1,008)              1,409
                                                               ---------           ---------

Net increase (decrease) in cash and cash equivalents             (4,872)              3,760

Cash and cash equivalents at beginning of period                 17,558               8,490
                                                               ---------           ---------
Cash and cash equivalents at end of period                     $ 12,686            $ 12,250
                                                               =========           =========










   See accompanying notes to condensed consolidated financial statements.

                               KINETEK, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


1.   Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and which are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.


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


3.   Inventories

Inventories are summarized as follows:

                                       March 31,             December 31,
                                         2002                    2001
                                    ---------------       ------------------


Raw materials                          $22,939                $22,268
Work in process                         12,411                 12,864
Finished goods                           5,052                  6,181
                                       -------                -------
                                       $40,402                $41,313
                                       =======                =======


4.   Comprehensive Income

Total comprehensive income (loss) for the three months ended March 31, 2002 and 2001 is as follows:

                                                   Three Months Ended
                                                        March 31,
                                             -------------------------------

                                                 2002               2001
                                                 ----               ----

Net income                                     $    933           $ 1,894
Foreign currency translation adjustment          (2,357)            4,359
                                               --------           -------
Comprehensive income (loss)                    $ (1,424)          $ 6,253
                                               ========           =======

5.   New Accounting Standards

The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which resulted in a $2.0 million increase to the first quarter's net earnings and is expected to increase full-year net earnings by approximately $8.0 million. The Company has not yet determined the financial impact that the impairment provisions of SFAS No. 142 will have on its consolidated financial statements. Any impairment charge resulting from the transitional impairment testing will be reflected as a cumulative effect of a change in accounting principle.

The following table provides comparative earnings had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                           Three Months Ended
                                                March 31,
                                     ---------------------------------

                                          2002               2001
                                     --------------     --------------

Reported net income                           $933             $1,894
Goodwill amortization                            -              1,993
                                     --------------     --------------
Adjusted net income                           $933             $3,887
                                     ==============     ==============


The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 were as follows:

                                    Motors      Controls       Consolidated
                                  ----------  ------------    --------------


Balance as of January 1, 2002      $160,599       $35,870          $196,469
Foreign exchange                     (1,157)         -               (1,157)
                                  ----------  ------------    --------------
Balance at March 31, 2002          $159,442       $35,870          $195,312
                                  ==========  ============    ==============

As of March 31, 2002, the Company had no indefinite-lived intangible assets and $504 of other intangible assets, which is net of $1,488 accumulated amortization, and will continue to be amortized over their remaining useful lives ranging from 1 to 6 years. Amortization expense is estimated to be $100 in each of the next five years. These other intangible asset amounts are included in other assets in the Company's balance sheets.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." There was no impact to the Company's operating results or financial position related to the adoption of this standard.


6.   Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2001 consolidated financial statements with respect to segmentation or the measurement of segment profit.

7.   Subsequent Events

On April 12, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of the Company, issued $15 million principal amount of 5% Senior Secured Notes and $11 million principal amount of 10% Senior Secured Notes for net proceeds of approximately $20.5 million. The notes are due in 2007 and are guaranteed by the Company and substantially all of its domestic subsidiaries. The notes are also secured by a second priority lien on substantially all of the assets of the issuer and the guarantors, which lien is subordinate to the existing lien securing the Company's credit facility. Interest is payable semi-annually on May 1 and November 1 of each year, beginning May 1, 2002.

On April 11, 2002, the Company formed a cooperative joint venture with Shunde De Sheng Electric Motor Group Co., Ltd. ("De Sheng Group"), which is named Kinetek De Sheng (Shunde) Motor Co., Ltd. (the "JV"). The Company initially contributed approximately $8.0 million for 80% ownership of the JV, with an option to purchase the remaining 20% in the future. The JV will acquire all of the net assets of Shunde De Sheng Electric Motor Co., Ltd. ("De Sheng"), a subsidiary of De Sheng Group. The JV will also assume approximately $6.3 million of outstanding debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary financial information included in the financial statements of the Company is as follows:


                                                    Three Months Ended
                                                         March 31,
                                             ---------------------------------
                                                 2002              2001
                                                 ----              ----
                                                        (Unaudited)
                                               (Dollar amounts in thousands)
Net sales
  Motors                                        $48,433          $56,825
  Controls                                       19,765           21,472
                                                -------          -------
                                                 68,198           78,297
Operating income
  Motors                                          9,483           11,587
  Controls                                        2,611            2,859
                                                -------          -------
                                                 12,094           14,446

Management fees and unallocated
  corporate overhead                              2,379            2,696
                                                -------          -------
Total operating income                            9,715           11,750

Interest expense                                  8,098            8,331
Interest income and other                           (80)             (24)
                                                -------          -------
Income before income taxes                      $ 1,697          $ 3,443
                                                =======          =======



Consolidated Results of Operations

Net sales for the first three months of 2002 decreased 12.9%, or $10.1 million, from the first quarter of 2001. Sales in the Company's Motors segment declined by 14.8% to $48.4 million, and sales of the Controls segment declined 8.0% to $19.8 million. The decline in sales of the Motors segment was a result of general economic weakness in substantially all of the Company's principal markets. Subfractional motor sales were 7.9% lower than in 2001 as a result of protracted declines in bottle and can vending and general vending motor products, which was somewhat offset by stronger appliance motor sales. Sales of Fractional and Integral motor products were down 18.7%, driven by sharply lower demand for DC motors used in the material handling market following strong sales during the first three months of 2001 and by weak demand in Europe. The decline in Controls products revenue was driven by lower demand in the elevator control replacement market and a shift toward lower priced products.

Operating income in the first quarter of 2002 was $9.7 million, a decline of $2.0 million, or 17.3% from the same period in 2001. Operating income for the Motors segment was down 18.2%, and for the Controls segment was down 8.7% compared to the prior year. Gross margin fell $4.5 million, or 15.6%, from 2001, reflecting a decline from 37.1% of sales in 2001 to 35.9% of sales in the first quarter of 2002. Gross margins in the Motors segment declined somewhat as a result of price pressure in the market and unfavorable product mix from higher sales of appliance products which generate lower margins. Gross margins in the Controls segment declined as a result of the shift in demand toward lower priced products noted above. The lower gross margin was offset in part by lower selling, general, and administrative expenses from the Company's cost control efforts such as facility closings and reductions in staff. The declines in operating performance were further offset in part by the non-amortization of goodwill due to the Company's adoption of Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, which resulted in a $2.0 million reduction in amortization expense ($1.7 million and $0.3 million for Motors and Control segments, respectively). Management fees and unallocated corporate overhead were $2.4 million, which was $0.3 million or 11.8% lower than the previous year, due to the impact of lower sales on the management fee and actions taken by the Company to reduce administrative and headquarters costs.

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

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2002 was $8.6 million, compared to $8.9 million provided by operating activities for the three months ended March 31, 2001. The decrease is due primarily to lower operating income as described above, which was offset by improved accounts receivable and inventory performance compared to the first quarter of 2001.

Investing activities. In the first quarter of 2002, the Company made $0.9 million in payments for capital expenditures.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of May 14, 2002, the Company has approximately $24.8 million of available funds under this Credit Agreement.

On April 12, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of the Company, issued $15 million principal amount of 5% Senior Secured Notes and $11 million principal amount of 10% Senior Secured Notes for net proceeds of approximately $20.5 million. The notes are due in 2007 and are guaranteed by the Company and substantially all of its domestic subsidiaries. The notes are also secured by a second priority lien on substantially all of the assets of the issuer and the guarantors, which lien is subordinate to the existing lien securing the issuer's credit facility. Interest is payable semi-annually on May 1 and November 1 of each year, beginning May 1, 2002.

On April 11, 2002, the Company formed a cooperative joint venture with Shunde De Sheng Electric Motor Group Co., Ltd. ("De Sheng Group"), which is named Kinetek De Sheng (Shunde) Motor Co., Ltd. (the "JV"). The Company initially contributed approximately $8.0 million for 80% ownership of the JV, with an option to purchase the remaining 20% in the future. The JV will acquire all of the net assets of Shunde De Sheng Electric Motor Co., Ltd. ("De Sheng"), a subsidiary of De Sheng Group. The JV will also assume approximately $6.3 million of outstanding debt.

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



Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2002 the Company had variable rate debt outstanding of $15.6 million. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.2 million. The Company does not believe that its market risk financial instruments on March 31, 2002 would have a material effect on future operations or cash flow.

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


         May 14, 2002