Form 10-Q
period 2002-06-30
KINETEK INC
filed 2002-08-14
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

-------------------------------------------------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

    For quarter ended June 30, 2002      Commission File Number 333-19257


                               KINETEK, INC.
             (Exact name of registrant as specified in charter)

          Delaware                                          36-4109641
 (State or other jurisdiction of                          (I.R.S. Employer)
  incorporation or organization)                          Identification No.)

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

         The number of shares outstanding of Registrant's Common Stock as of August 14, 2002: 10,000.

                               KINETEK, INC.


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

                       PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                       PAGE NO.


Condensed Consolidated Balance Sheets at June 30, 2002                     4
and December 31, 2001

Condensed Consolidated Statements of Operations for the                    5
three and six months ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the six                6
months ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements                      7-8

                               KINETEK, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                     June 30,                December 31,
                                                                       2002                      2001
                                                                 -------------------    -------------------
                                                                 -------------------    -------------------
                                                                    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                            $ 16,703               $ 17,558
  Accounts receivable, net                                               54,939                 50,875
  Inventories                                                            43,861                 41,313
  Prepaid expenses and other current assets                               1,000                  1,695
  Due from affiliated company                                             4,458                  5,370
                                                                       ---------              --------
       Total Current Assets                                             120,961                116,811

Property, plant, and equipment, net                                      31,902                 19,651
Goodwill, net                                                           177,624                196,469
Deferred financing costs, net                                            11,130                 10,693
Deferred income taxes                                                     2,510                  2,510
Investment in affiliate                                                  12,344                 12,344
Other assets, net                                                           950                    937
                                                                       ---------              --------
       Total Assets                                                    $357,421               $359,415
                                                                       ========               ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                                     $ 29,366               $ 21,853
  Accrued interest payable                                                4,059                  4,292
  Accrued expenses and other current liabilities                         12,241                 10,826
  Current portion of long term debt                                      12,317                  8,135
                                                                       ---------              --------
       Total Current Liabilities                                         57,983                 45,106

Long-term debt                                                          301,954                300,620
Other non-current liabilities                                             5,093                  3,005

Shareholder's Equity (Net Capital Deficiency):
  Common Stock                                                               10                     10
  Additional paid-in-capital                                             49,996                 49,996
  Accumulated other comprehensive loss                                  (12,984)               (13,104)
  Accumulated deficit                                                   (44,631)               (26,218)
                                                                       ---------              ---------
      Total Shareholder's Equity (Net Capital                            (7,609)                 10,684
                                                                       ---------              ---------
      Deficiency)
      Total Liabilities and Shareholder's Equity
      (Net Capital Deficiency)                                         $357,421               $359,415
                                                                       ========               ========


                               See accompanying notes to condensedconsolidated financial statements.

                               KINETEK, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                              ---------------------------    ----------------------------
                                                 2002             2001           2002           2001
                                                 ----             ----           ----           ----
Net Sales                                         $74,243        $74,244       $142,441       $152,541
Cost of sales, excluding
   depreciation                                    47,723         47,880         91,423         97,164
Selling, general and
   administrative expenses                         12,105         12,362         24,566         25,343
Depreciation                                        1,683          1,696          3,209          3,079
Amortization of goodwill
   and other intangibles                              123          2,128            227          4,234
Management fees and other                             745            738          1,437          1,531
                                                 --------       --------        -------        -------

            Operating Income                       11,864          9,440         21,579         21,190

Other (income)/ expense:
   Interest expense                                 8,453          8,198         16,551         16,529
   Interest income                                    (74)           (85)          (149)          (186)
   Miscellaneous, net                                 (69)            16            (74)            93
                                                 ---------      ---------       --------        -------

Income before income taxes and
cumulative effect of accounting change              3,554           1,311         5,251          4,754

Provision for income taxes                          1,600             591         2,364          2,140
                                                 ---------      ---------       -------        -------

Income before cumulative    effect of
accounting change                                   1,954             720         2,887          2,614
                                                 ---------      ---------       -------        -------
Cumulative effect of change in
accounting principle, net of tax                      -               -         (21,300)           -
                                                 ---------      ---------       --------       -------

Net Income (loss)                                 $ 1,954            $ 720     $(18,413)      $ 2,614
                                                  =======            =====     =========      ========


                               See accompanying notes to condensed consolidated financial statements.

                               KINETEK, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                       --------------------------------
                                                                           2002                  2001
                                                                           ----                  ----
Cash flows from operating activities:
  Net income (loss)                                                      $(18,413)             $ 2,614
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Cumulative effect of change in accounting
   principle                                                               21,300                    -
   Depreciation and amortization                                            4,676                7,958
   Deferred income taxes                                                      176                1,018

Changes in operating assets and liabilities net of effects from acquisitions:
   Current assets                                                             354                  544
   Current liabilities                                                      3,986               (1,187)
   Non-current assets & liabilities                                        (1,921)                  76
   Due from affiliated company                                                912                 (561)
                                                                         ---------             ---------
   Net cash provided by operating activities                               11,070               10,462

Cash flows from investing activities:
   Capital expenditures, net                                               (1,949)              (2,085)
   Acquisition of subsidiary                                               (9,503)                (731)
                                                                          --------             ---------
   Net cash used in investing activities                                  (11,452)              (2,816)

Cash flows from financing activities:
   Net repayment of borrowings under revolving
     credit facility and other long-term debt                             (22,048)              (1,980)
   Proceeds from issuance of long term debt                                20,456                    -
   Cash acquired in purchase of subsidiary                                    892                    -
   Additional purchase price for acquisition                                 (100)                   -
                                                                          ---------            --------
   Net cash used in financing activities                                     (800)              (1,980)

Effect of exchange rate changes on cash                                       327                  728
                                                                          ---------            --------

Net increase (decrease) in cash and cash equivalents                         (855)               6,394

Cash and cash equivalents at beginning of period                           17,558                8,490
                                                                          -------              --------
Cash and cash equivalents at end of period                                $16,703             $ 14,884
                                                                          =======             =========


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

3.   Inventories

Inventories are summarized as follows:

                                   June 30,                        December 31,
                                     2002                              2001
                         -----------------------------    ---------------------
                                          (Dollar amounts in thousands)
   Raw materials               $22,601                               $22,268
   Work in process              15,210                                12,864
   Finished goods                6,050                                 6,181
                               -------                               -------
                               $43,861                               $41,313
                               =======                               =======


4.   Comprehensive Income

Total comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 is as follows:

                                   Three Months Ended         Six Months Ended
                                       June 30,                   June 30,
                              ---------------------------    ------------------
                                         (Dollar amounts in thousands)
                                         -----------------------------
                                 2002         2001            2002        2001
                                 ----         ----            ----        ----

Net income (loss)              $ 1,954      $  720         $(18,413)    $ 2,614
Foreign currency
   translation adjustment        2,477       (2,107)            120       2,252
                              ---------      -------       ---------    -------
Comprehensive income (loss)    $ 4,431      $(1,387)       $(18,293)    $ 4,866
                              =========      ========      =========    =======

5.   Acquisitions

On April 11, 2002, the Company formed a cooperative joint venture with Shunde De Sheng Electric Motor Group Co., Ltd. ("De Sheng Group"), which is named Kinetek De Sheng (Shunde) Motor Co., Ltd. (the "JV"). The Company initially contributed approximately $8.0 million for 80% ownership of the JV, with an option to purchase the remaining 20% in the future. The JV acquired all of the net assets of Shunde De Sheng Electric Motor Co., Ltd. ("De Sheng"), a subsidiary of De Sheng Group. The JV also assumed approximately $7.2 million of outstanding debt.

6.   Financing

On April 12, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of the Company, issued $15 million principal amount of 5% Senior Secured Notes and $11 million principal amount of 10% Senior Secured Notes for net proceeds of approximately $20.5 million. The notes are due in 2007 and are guaranteed by the Company and substantially all of its domestic subsidiaries. The notes are also secured by a second priority lien on substantially all of the assets of the issuer and the guarantors, which lien is subordinate to the existing lien securing the Company's credit facility. Interest is payable semi-annually on May 1 and November 1 of each year.

7.   New Accounting Standards

The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which resulted in a $2.0 million increase in the second quarter's net earnings and a $4.0 million increase to the first six month's net earnings. The adoption of SFAS No. 142 is expected to increase full-year net earnings by approximately $8.0 million.

The Company completed the transitional impairment review of its reporting units during the second quarter and recorded a non-cash pretax and after-tax charge of $21.3 million. This charge has been recorded as a cumulative effect of a change in accounting principle retroactive to January 1, 2002 and therefore reduced the previously reported first quarter 2002 net earnings of $0.9 million to a net loss of $20.4 million.

The impaired goodwill was in the Motors segment and relates to the 1997 acquisition of FIR Electromeccanica and the 1999 acquisition of the L'Europea product line. The impairment is primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance, to the fair value approach stipulated in SFAS No. 142. Various external factors, especially foreign currency devaluation has negatively impacted the value of the FIR and L'Europea acquisitions.

The Company determined the fair value of each reporting unit using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends and market multiples for comparable businesses. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions.

The following table provides comparative operating results had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:


                                   Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                ----------------------     --------------------
                                         (Dollar amounts in thousands)
                                         -----------------------------
                                  2002        2001         2002          2001
                                  ----        ----         ----          ----

Reported net income (loss)       $1,954       $ 720       $(18,413)      $2,614
Goodwill amortization                 -       2,003             -         3,996
                               ----------   ----------    ----------  ---------
Adjusted net income (loss)       $1,954      $2,723       $(18,413)      $6,610
                               ==========   ==========    ==========  ==========

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows:

                                    Motors         Controls       Consolidated
                                 --------------  -------------   --------------
                                          (Dollar amounts in thousands)
                                          -----------------------------
Balance as of January 1, 2002      $160,599         $ 35,870          $196,469
Foreign exchange                        (97)             -                  (97)
Acquisitions                          2,552              -                2,552
Impairment loss                     (21,300)             -             (21,300)
                                    -------        --------           ---------

Balance at June 30, 2002           $141,754         $ 35,870           $177,624
                                   ========        =========          =========


As of June 30, 2002, the Company had no indefinite-lived intangible assets and $485 of other intangible assets, which is net of $1,636 accumulated amortization, which will continue to be amortized over their remaining useful lives ranging from 1 to 6 years. Amortization expense is estimated to be $100 in each of the next five years. These other intangible asset amounts are included in other assets in the Company's balance sheets.

On January 1, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." There was no impact to the Company's operating results or financial position related to the adoption of this standard.

8.   Business Segment Information

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary financial information included in the financial statements of the Company is as follows:

                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                June 30,
                                               ------------------------------         --------------------------------
                                                  2002             2001                   2002               2001
                                                  ----             ----                   ----               ----
                                                                            (Unaudited)
                                                                   (Dollar amounts in thousands)
Net sales
  Motors                                         $53,485           $53,872              $101,918           $110,697
  Controls                                        20,758            20,372                40,523             41,844
                                                 --------          -------              --------           --------
                                                  74,243            74,244               142,441            152,541
Operating income
  Motors                                          11,794             9,470                21,277             21,057
  Controls                                         2,469             2,456                 5,080              5,315
                                                 --------          -------              --------            -------
                                                  14,263            11,926                26,357             26,372

Management fees and unallocated
   corporate overhead                              2,399             2,486                 4,778              5,182
                                                 --------          -------              --------           --------
Total operating income                            11,864             9,440                21,579             21,190

Interest expense                                   8,453             8,198                16,551             16,529
Interest income and other                           (143)              (69)                 (223)               (93)
                                                 --------          --------             ---------          ---------
Income before income taxes and cumulative
effect of accounting change                      $ 3,554           $ 1,311                $5,251             $4,754
                                                 ========          ========              ========            =======


Consolidated Results of Operations

Net sales for the second quarter of 2002 were equal to those of the same period for 2001 at $74.2 million. Net sales for the first six months of 2002 decreased 6.6% ($10.1 million) from 2001. The decline in sales resulted from general softness in substantially all of the Company's principal markets. The motors segment delivered a 0.7% decrease in second quarter sales versus 2001, with year to date sales 7.9% below the same period in 2001. Net sales of subfractional motors increased 3.6% for the second quarter and decreased 2.1% year to date, driven by protracted weakness in the bottle and can vending market, which was offset in part by increased demand for refrigeration appliance motors and by the Company's new product introductions. Net sales of fractional/integral motors decreased 3.4% for the second quarter and 11.4% for the year to date, compared with the same periods in 2001. The reductions in sales were led by sharp declines in sales of DC products used in material handling applications and moderately reduced demand for AC and DC products used in the floor care end market, and a weak market in Europe. The addition of the Kinetek DeSheng joint venture (see footnote 5) resulted in $1.7 million in added sales during the second quarter of 2002. Net sales in the controls segment rose 1.9% in the second quarter but fell 3.2% for the year to date compared with 2001 performance, driven by general softness and moderate pricing pressures in the elevator modernization market.

Gross margins (excluding depreciation) improved slightly from 35.5% of sales for the second quarter of 2001 to 35.7% in 2002. For the first six months, gross margins (excluding depreciation) decreased from 36.3% of sales in 2001 to 35.8% of sales for 2002. Price competition in several key markets and a shift in mix toward less profitable product lines have placed downward pressure on gross margins in 2002. This has been offset in part by the Company's continued emphasis on cost reduction through productivity and sourcing initiatives. Operating income for the motors segment increased 24.5% for the quarter to $11.8 million and increased 1.0% to $21.3 million for the year to date. The operating income of the controls segment increased 0.5% to $2.5 million for the quarter ending on June 30, 2002, and decreased 4.4% to $5.1 million for the six-month period then ending. Operating margins increased from 16.1% to 19.2% of sales for the three months ended June 30, 2001 and 2002, respectively, and from 17.3% to 18.5% for the six months ended June 30, 2001 and 2002, respectively. The higher operating margins are driven by the non-amortization of goodwill due to the Company's adoption of Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, which resulted in a $2.0 million reduction in amortization expense ($1.6 million and $0.4 million for motors and controls segments, respectively) for the second quarter, and a $4.0 million reduction in amortization expense ($3.3 million and $0.7 million for motors and controls segments, respectively) for the six month period. The improved operating margins also reflect lower selling, general, and administrative expenses from the Company's cost control efforts such as facility closings and reductions in staff. These reductions in cost compared to the prior year are offset by unfavorable manufacturing leverage resulting from the decreased sales described above, and to increased research and development costs related to future products.

Management fees and unallocated corporate overhead during the second quarter was $2.4 million, which was $0.1 million or 3.5% lower than in the previous year. For the six months ending June 30, management fees and unallocated overhead was $4.8 million, which is $0.4 million or 7.8% lower than in the same period in 2001. The lower costs are due to the impact of lower sales on the management fee and to actions taken by the Company to reduce administrative and headquarters costs.

In the second quarter a non-cash pretax and after-tax charge of $21.3 million was recognized as a result of adopting SFAS No. 142 "Goodwill and Other Intangible Assets"(see Note 7).

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

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2002 was $11.1 million, compared to $10.5 million provided from operating activities for the six months ended June 30, 2001. The increase is due to improved working capital management during the year 2002, which more than offset the Company's lower operating performance discussed under the heading "Consolidated Results of Operations".

Investing activities. In the first half of 2002, the Company made $1.9 million in payments for capital expenditures. In addition, the Company made $9.5 million in payments for the De Sheng acquisition, including related transaction costs.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of August 14, 2002, the Company has approximately $22.1 million of available funds under this Credit Agreement.

On April 12, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of the Company, issued $15 million principal amount of 5% Senior Secured Notes and $11 million principal amount of 10% Senior Secured Notes for net proceeds of approximately $20.5 million.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2002 the Company had variable rate debt outstanding of $5.3 million. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.1 million. The Company does not believe that its market risk from financial instruments on June 30, 2002 would have a material effect on future operations or cash flow.

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


 Item 1.       LEGAL PROCEEDINGS
               None


 Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
               None


 Item 3.       DEFAULTS UPON SENIOR SECURITIES
               None


 Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None


 Item 5.       OTHER INFORMATION
               Since the Company does not have securities registered under
               Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company is not an "issuer" as defined in the Sarbanes-Oxley Act of 2002, and therefore the Company is not filing the written certification statement pursuant to Section 906 of such Act. The Company files periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indentures governing its notes.


 Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               None

               (b) Reports on Form 8-K

               On May 8, 2002 the Company filed a Current Report on Form 8-K in order to announce the notes offering by Kinetek Industries, Inc. and in order to file certain exhibits.

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


         August 14, 2002