Form 10-Q
period 2002-09-30
KINETEK INC
filed 2002-11-12
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

--------------------------------------------------------------------------------

              QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For quarter ended September 30, 2002         Commission File Number 333-19257


                               KINETEK, INC.
             (Exact name of registrant as specified in charter)

              Delaware                                     36-4109641
(State or other jurisdiction of incorporation            (I.R.S. Employer
                                                         Identification No.)

         ArborLake Centre, Suite 550                         60015
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

     The number of shares outstanding of Registrant's Common Stock as of November 12, 2002: 10,000.

                                 KINETEK, INC.

                                     INDEX

 Part I   FINANCIAL INFORMATION                                         PAGE NO.
 ------   ---------------------                                         --------

 Item 1.  Financial Statements (Unaudited)                                  3

 Item 2.  Management's Discussion and Analysis of Financial                11
          Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures About                   13
          Market Risk

 Item 4.  Controls and Procedures                                          13


 Part II  OTHER INFORMATION
 -------  -----------------

 Item 1.  Legal Proceedings                                                14

 Item 2.  Changes in Securities and Use of Proceeds                        14

 Item 3.  Defaults Upon Senior Securities                                  14

 Item 4.  Submission of Matters to a Vote of Security                      14
          Holders

 Item 5.  Other Information                                                14

 Item 6.  Exhibits and Reports on Form 8-k                                 14

          Signatures                                                       15

          Certificates                                                     16

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                       PAGE NO.
                                                                       --------

Condensed Consolidated Balance Sheets at September 30, 2002               4
and December 31, 2001

Condensed Consolidated Statements of Operations for the                   5
three and nine months ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the nine              6
months ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements                     7-10

                                 KINETEK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                        September 30,              December 31,
                                                                            2002                       2001
                                                                     --------------------       -------------------
                                                                         (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                                 $ 22,438                   $ 17,558
  Accounts receivable, net                                                    59,448                     50,875
  Inventories                                                                 46,089                     41,313
  Prepaid expenses and other current assets                                    4,134                      1,695
  Due from affiliated company                                                  5,417                      5,370
                                                                            --------                   --------
       Total Current Assets                                                  137,526                    116,811

Property, plant, and equipment, net                                           32,127                     19,651
Goodwill, net                                                                179,840                    196,469
Deferred financing costs, net                                                 10,534                     10,693
Deferred income taxes                                                          2,510                      2,510
Investment in affiliate                                                       12,344                     12,344
Other assets, net                                                                880                        937
                                                                            --------                   --------
       Total Assets                                                         $375,761                   $359,415
                                                                            ========                   ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                                          $ 30,237                   $ 21,853
  Accrued interest payable                                                    11,356                      4,292
  Accrued expenses and other current liabilities                              17,372                     10,826
  Current portion of long term debt                                           15,898                      8,135
                                                                            --------                   --------
       Total Current Liabilities                                              74,863                     45,106

Long-term debt                                                               297,026                    300,620
Other non-current liabilities                                                  5,691                      3,005

Shareholder's Equity (Net Capital Deficiency):
  Common Stock                                                                    10                         10
  Additional paid-in-capital                                                  49,996                     49,996
  Accumulated other comprehensive loss                                        (8,960)                   (13,104)
  Accumulated deficit                                                        (42,865)                   (26,218)
                                                                            --------                   --------
      Total Shareholder's Equity (Net Capital Deficiency)                     (1,819)                    10,684
                                                                            --------                   --------
      Total Liabilities and Shareholder's Equity
      (Net Capital Deficiency)                                              $375,761                   $359,415
                                                                            ========                   ========



    See accompanying notes to condensed consolidated financial statements.

                                 KINETEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                   Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                              -----------------------------            -------------------------------
                                                 2002             2001                     2002              2001
                                                 ----             ----                     ----              ----

Net Sales                                       $74,463        $70,309                   $216,904          $222,850
Cost of sales, excluding
   depreciation                                  48,051         44,886                    139,474           142,050
Selling, general and
   administrative expenses                       12,325         11,561                     36,891            36,904
Depreciation                                      1,757          1,406                      4,966             4,485
Amortization of goodwill
   and other intangibles                            129          2,111                        356             6,345
Management fees and other                           751            702                      2,188             2,233
                                             ----------       ---------                  --------          --------

            Operating Income                     11,450          9,643                     33,029            30,833

Other (income)/ expense:
   Interest expense                               8,267          8,069                     24,818            24,598
   Interest income                                 (176)           (96)                      (325)             (282)
   Miscellaneous, net                               151             90                         77               183
                                             ----------       ----------                 ---------         --------

Income before income taxes and
cumulative effect of accounting change            3,208          1,580                      8,459             6,334

Provision for income taxes                        1,442            710                      3,806             2,850
                                             ----------       ----------                 ---------         --------

Income before cumulative    effect of
accounting change                                 1,766            870                      4,653            3,484
                                             ----------       ----------                 ----------        --------
Cumulative effect of change in
accounting principle, net of tax                      -              -                    (21,300)               -
                                             ----------       ----------                 ----------        ---------

Net Income (loss)                                $ 1,766          $ 870                  $(16,647)         $  3,484
                                             ===========      ==========                 ===========       =========



    See accompanying notes to condensed consolidated financial statements.


                                                    KINETEK, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                          (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                   ------------------------------------

                                                                                        2002                   2001
                                                                                        ----                   ----

Cash flows from operating activities:
  Net income (loss)                                                                    $(16,647)             $ 3,484
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Cumulative effect of change in accounting
     principle                                                                           21,300                    -
   Depreciation and amortization                                                          7,257               11,797
   Deferred income taxes                                                                 (2,388)               1,426

Changes in operating assets and liabilities net of effects from acquisitions:
   Current assets                                                                        (6,708)               1,535
   Current liabilities                                                                   17,285                5,097
   Non-current assets & liabilities                                                      (1,613)                 125
   Due from affiliated company                                                              (47)              (2,572)
                                                                                       ---------             -------
   Net cash provided by operating activities                                             18,439               20,892

Cash flows from investing activities:
   Capital expenditures, net                                                             (3,579)              (3,115)
   Acquisition of subsidiary                                                             (9,503)                (731)
                                                                                       ---------             --------
   Net cash used in investing activities                                                (13,082)              (3,846)

Cash flows from financing activities:

   Net repayment of borrowings under revolving
     credit facility and other long-term debt                                           (23,513)             (13,151)
   Proceeds from issuance of long term debt                                              20,456                     -
   Cash acquired in purchase of subsidiary                                                  892                     -
   Additional purchase price for acquisition                                               (100)                    -
                                                                                       --------              --------
   Net cash used in financing activities                                                 (2,265)             (13,151)

Effect of exchange rate changes on cash                                                   1,788                  129
                                                                                       --------              -------

Net increase (decrease) in cash and cash equivalents                                      4,880                4,024

Cash and cash equivalents at beginning of period                                         17,558                8,490
                                                                                       --------              -------
Cash and cash equivalents at end of period                                              $22,438              $ 12,514
                                                                                       ========              ========


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

3.     Inventories

Inventories are summarized as follows:

                                     September 30,              December 31,
                                       2002                         2001
                               ------------------------    ---------------------
                                        (Dollar amounts in thousands)
   Raw materials                     $23,701                      $22,268
   Work in process                    16,002                       12,864
   Finished goods                      6,386                        6,181
                                     -------                      -------
                                     $46,089                      $41,313
                                     =======                      ========


4.     Comprehensive Income

Total comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 is as follows:



                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                 ----------------------------------    ----------------------------------
                                                                      (Dollar amounts in thousands)
                                                                      -----------------------------
                                                      2002               2001               2002               2001
                                                      ----               ----               ----               ----

Net income (loss)                                 $ 1,766            $   870              $(16,647)          $ 3,484
Foreign currency
   translation adjustment                           4,024               (968)                4,144             1,284
                                                 --------            --------              ---------         -------
Comprehensive income (loss)                       $ 5,790               $(98)              $(12,503)         $ 4,768
                                                 ========            ========              =========         =======


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

7.    New Accounting Standards

The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which resulted in a $2.0 million increase in the third quarter's net earnings and a $6.0 million increase to the first nine month's net earnings. The adoption of SFAS No. 142 is expected to increase full-year net earnings by approximately $8.0 million.

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

The following table provides comparative operating results had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:


                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                -----------------------------      ---------------------------------
                                                                   (Dollar amounts in thousands)
                                                                   -----------------------------
                                                    2002          2001                   2002              2001
                                                    ----          ----                   ----              ----

Reported net income (loss)                           $1,766       $ 870                $(16,647)            $3,484
Goodwill amortization                                     -       1,984                       -              5,980
                                                  ----------    ----------           --------------     -----------
Adjusted net income (loss)                           $1,766        $2,854              $(16,647)            $9,464
                                                  ==========    ==========           ==============     ===========

The changes in the carrying amount of goodwill for the nine months ended
September 30, 2002 were as follows:


                                                             Motors             Controls          Consolidated
                                                        ---------------      --------------    ------------------
                                                                      (Dollar amounts in thousands)

Balance as of January 1, 2002                               $160,599              $ 35,870       $196,469
Foreign exchange                                               2,119                     -          2,119
Acquisitions                                                   2,552                     -          2,552
Impairment loss                                              (21,300)                    -        (21,300)
                                                           ---------              --------       ---------

Balance at September 30, 2002                               $143,970              $ 35,870        $179,840
                                                           =========              ========        =========


As of September 30, 2002, the Company had no indefinite-lived intangible assets and $395 of other intangible assets, which is net of $1,726 accumulated amortization, which will continue to be amortized over their remaining useful lives ranging from 1 to 6 years. Amortization expense is estimated to be $100 in each of the next five years. These other intangible asset amounts are included in other assets in the Company's balance sheets.

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

9.    Additional Purchase Price Arrangements

The terms of the Company's 1997 Motion Control Engineering ("MCE") acquisition agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the seller's option during a five year period beginning in 2003. When exercised, the additional consideration will be based on MCE's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid from the trust over a four-year period. These payments to the trust, when made, will be recorded as an addition to goodwill. Based on MCE's current projections for 2002, the Company would have to pay $4.6 million to the trust in September, 2003, if the agreement is exercised by March 31, 2003.

10.    Subsequent Event

On November 8, 2002, Ron Sansom resigned as President and CEO of Kinetek, Inc. He also resigned as a Director of Kinetek, Inc. Tom Quinn, Chairman of Kinetek, Inc., and President and COO of Jordan Industries, Inc., will act as interim CEO until a new CEO is appointed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary financial information included in the financial statements of the Company is as follows:


                                                    Three Months Ended                       Nine Months Ended
                                                      September 30,                           September 30,
                                             ------------------------------            -----------------------------

                                                  2002             2001                   2002              2001
                                                  ----             ----                   ----              ----
                                                                            (Unaudited)
                                                                    (Dollar amounts in thousands)

Net sales
  Motors                                           $53,690           $51,067              $155,608           $161,764
  Controls                                          20,773            19,242                61,296             61,086
                                                  --------           -------              --------           --------
                                                    74,463            70,309               216,904            222,850
Operating income
  Motors                                            10,806             9,429                32,083             30,486
  Controls                                           2,964             2,568                 8,044              7,883
                                                  --------           -------              ---------          --------
                                                    13,770            11,997                40,127             38,369

Management fees and unallocated
   corporate overhead                                2,320             2,354                 7,098               7,536
                                                  --------           -------              --------           ---------
Total operating income                              11,450             9,643                33,029              30,833

Interest expense                                     8,267             8,069                24,818              24,598
Interest income and other                             (25)                (6)                 (248)                (99)
                                                  --------           --------             ---------          ---------
Income before income taxes and cumulative
effect of accounting change                        $ 3,208           $ 1,580                $8,459              $6,334
                                                   =======           ========             =========          =========



Consolidated Results of Operations

Net sales for the third quarter of 2002 were $74.5 million, an increase of 5.9% ($4.2 million) over those of the same period for 2001. Net sales for the first nine months of 2002 were $216.9 million, a decrease of 2.7% ($5.9 million) from 2001. The addition of the Kinetek DeSheng ("KDS") joint venture (see footnote 5) resulted in $3.0 million in added sales during the third quarter of 2002 and $4.7 million for the year to date. The increase in sales for the third quarter is mainly attributable to the inclusion of KDS results. The decline in total year to date sales resulted from general softness in substantially all of the Company's principal markets, somewhat offset by the KDS revenue. The motors segment delivered a 5.1% increase in third quarter sales versus 2001, with year to date sales 3.8% below the same period in 2001.

Net sales of subfractional motors increased 5.1% for the third quarter and increased 0.1% year to date, led by increased demand for refrigeration appliance motors and by the Company's new product introductions, but offset by protracted weakness in vending motor markets. Net sales of fractional and integral motors increased 8.4% for the third quarter and decreased 4.4% for the year to date, compared with the same periods in 2001. The increase in third quarter sales was led by the inclusion of KDS and from share gains and new products introduced in the floor care and elevator motor product lines. These increases more than offset sharp declines in sales of DC products used in material handling applications, and moderately reduced demand for AC and DC products used in the floor care end market, as well as a weak European market. Net sales in the controls segment rose 8.0% in the third quarter and 0.3% for the year to date compared with 2001 performance. The elevator modernization market that drives this segment has experienced general softness and moderate pricing pressure throughout 2002. The third quarter improvement is primarily the result of comparison to a very weak third quarter of 2001.

Gross margins (excluding depreciation) decreased slightly from 36.2% of sales for the third quarter of 2001 to 35.5% in 2002. For the first nine months, gross margins (excluding depreciation) decreased from 36.3% of sales in 2001 to 35.7% of sales for 2002. Price competition in several key markets, and a shift in mix toward less profitable product lines have placed downward pressure on gross margins in 2002. This has been offset in part by the Company's continued emphasis on cost reduction through productivity and sourcing initiatives. Operating income for the motors segment increased 14.6% for the quarter ending on September 30, 2002, to $10.8 million, and increased 5.2% to $32.1 million for the nine month period then ending. The operating income of the controls segment increased 15.4% to $3.0 million for the quarter, and increased 2.0% to $8.0 million for the year to date. Operating margins increased from 17.1% to 18.5% of sales for the three months ended September 30, 2001, and 2002, respectively, and from 17.2% to 18.5% respectively for the nine month periods ending on those dates. The higher operating margins are driven by the non-amortization of goodwill due to the Company's adoption of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This adoption resulted in a $2.0 million reduction in amortization expense ($1.6 million and $0.4 million for the motors and controls segments, respectively) for the third quarter, and a $6.0 million reduction in amortization expense ($5.0 million and $1.0 million for motors and controls, respectively) for the nine month period. The improved operating margins also reflect lower selling, general, and administrative expenses from the Company's cost control efforts, such as facility closings and reductions in staff. These reductions in cost compared to the prior year are offset by unfavorable manufacturing leverage from the decreased sales described above, and by increased research and development costs related to future products.

Management fees and unallocated corporate overhead during the third quarter were $2.3 million, which was marginally lower than in the previous year. For the nine months ending September 30, management fees and unallocated corporate overhead were $7.1 million, which is $0.4 million or 5.8% lower than in the same period in 2001. The lower costs are due to the impact of lower sales on the management fee and to actions taken by the Company to reduce administrative and headquarter costs.

In the second quarter of 2002, a non-cash pretax and after-tax charge of $21.3 million was recognized as a result of adopting SFAS No. 142 "Goodwill and Other Intangible Assets" (see Note 7).

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

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2002 was $18.4 million, compared to $20.9 million provided from operating activities for the nine months ended September 30, 2001. The decrease is due primarily to the Company's lower operating performance discussed under the heading "Consolidated Results of Operations".

Investing activities. In the first nine months of 2002, the Company made $3.6 million in payments for capital expenditures. In addition, the Company made $9.5 million in payments for the De Sheng acquisition, including related transaction costs.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $31.5 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of November 12, 2002, the Company has approximately $17.9 million of available funds under this Credit Agreement.

On April 12, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of the Company, issued $15 million principal amount of 5% Senior Secured Notes and $11 million principal amount of 10% Senior Secured Notes for net proceeds of approximately $20.5 million.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2002 the Company had variable rate debt outstanding of $1.4 million. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.01 million. The Company does not believe that its market risk from financial instruments on September 30, 2002 would have a material effect on future operations or cash flow.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.


Item 4.    CONTROLS AND PROCEDURES

The Company's Chairman and the Company's Vice President, Chief Financial Officer and Treasurer have concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART II.  OTHER INFORMATION
          -----------------

Item      LEGAL PROCEEDINGS
 1.       -----------------

          None


Item      CHANGES IN SECURITIES AND USE OF PROCEEDS
 2.       -----------------------------------------

          None


Item      DEFAULTS UPON SENIOR SECURITIES
 3.       -------------------------------

          None


Item      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 4.       ---------------------------------------------------

          None


Item      OTHER INFORMATION
          -----------------

 5.       None


Item      EXHIBITS AND REPORTS ON FORM 8-K
 6.       --------------------------------

          None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KINETEK, INC.



                                    By: /s/ Daniel D. Drury
                                        -----------------------
                                        Daniel D. Drury
                                        Chief Financial Officer


November 12, 2002

                                  CERTIFICATE

I, Thomas H. Quinn, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Kinetek, Inc;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002


                                          By:     /s/ Thomas H. Quinn
                                                  -----------------------
                                          Name:   Thomas H. Quinn
                                          Title:  Chairman

                                  CERTIFICATE

I, Daniel D. Drury, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Kinetek, Inc;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002


                                           By:    /s/ Daniel D. Drury
                                                  ------------------------
                                           Name:  Daniel D. Drury
                                           Title: Chief Financial Officer