Form 10-K
period 2002-12-31
KINETEK INC
filed 2003-03-31
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002     Commission File Number 333-19257

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
Title of Each Class                                  On Which Registered
-------------------                                  -------------------
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

                Yes      X                No
                      ------                  ------

         Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).


                Yes                       No     X
                      ------                  ------


         The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

         The number of shares outstanding of Registrant's Common Stock as of March 31, 2003: 10,000.

                               TABLE OF CONTENTS

                                                                           Page
Part I

Item 1.     Business                                                        3
Item 2.     Properties                                                      8
Item 3.     Legal Proceedings                                               9
Item 4.     Submission of Matters to a Vote of Security Holders             9

Part II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                             9
Item 6.     Selected Financial Data                                         10
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       11
Item 7A.    Quantitative and Qualitative Disclosures About Market Risks     18
Item 8.     Financial Statements and Supplementary Data                     19
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                        39

Part III

Item 10.    Directors and Executive Officers                                40
Item 11.    Executive Compensation                                          43
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                      44
Item 13.    Certain Relationships and Related Transactions                  45
Item 14.    Controls and Procedures                                         47

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                        48

            Signatures                                                      49

Part I

Item 1.  BUSINESS
         --------

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

Acquisitions

         See Note 1 to the notes to consolidated financial statements in Item 8 for a description of acquisitions made during the three year period ended December 31, 2002.

Backlog

         The Company's approximate backlog of unfilled orders at the dates specified was as follows:

                                                 Backlog
                   Year Ended                  (Dollars in
                  December 31,                  thousands)
                  ------------                 -----------

                      2002
                      ----
                     Motors                      $45,967
                    Controls                      28,921
                                                 -------
                                                 $74,888
                                                 =======

                      2001
                      ----
                     Motors                      $40,952
                    Controls                      26,971
                                                 -------
                                                 $67,923
                                                 =======


         The Company believes it will ship substantially its entire 2002 year-end backlog during 2003.

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

         National account managers serve large national original equipment manufacturers/OEM's such as General Electric, Whirlpool and the Raymond Corporation. More than 95% of the Company's sales are to OEM customers. However, the Company has a distribution program with three distributors in its subfractional horsepower product line to increase coverage and generate more revenue growth.

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

International Operations

         The Company currently operates seven manufacturing, research and development, distribution and warehousing facilities in Europe and one manufacturing facility in Mexico. In addition, the Company has an 80% ownership interest in a Chinese joint venture that was formed in April 2002.

Employee and Labor Relations

         As of December 31, 2002, the Company employed approximately 2,764 employees, of which approximately 1,325 were non-union and 1,439 were represented by unions. The Company has experienced no work stoppages since inception. It considers its relations with its employees to be excellent.

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

Environmental Regulation

         The Company is subject to a variety of U.S. Federal, state, provincial, local and foreign governmental regulations related to the storage, use, emission, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future. Because of our efforts to monitor and maintain compliance and track changes in the laws and regulations, the Company does not currently anticipate any material adverse effect on its business, financial condition or results of operations as a result of compliance with U.S. Federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business. For example, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Company could be responsible for the necessary costs of responding to any current, or previously undiscovered, releases of hazardous substances at our facilities or from those to which we send wastes. In addition, any failure by the Company to obtain and maintain permits that may be required for manufacturing operations could subject the Company to suspension of its operations. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's results of operations and financial condition.

         Soils and groundwater contaminated by historic waste handling practices at the FIR property in Casalmaggiore, Italy is the subject of an investigation and remediation under the review of government authorities. In connection with the FIR Acquisition, the Company obtained indemnification from the former owners for this investigation and remediation.

Item 2.  PROPERTIES
         ----------

         The Company's headquarters are located in an approximately 37,400 square foot office space in Deerfield, Illinois that is provided by JII and for which we are allocated certain charges. (See Item 13 "Certain
Relationships and Related Transactions").

         The principal properties of the Company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 2002, are set forth in the table below:

                                             Square   Owned/        Lease
   Location                  Use              Feet    Leased      Expiration

Des Plaines, IL          Design/             38,000   Leased     March 2004
                         Administration
Darlington, WI           Manufacturing       68,000   Leased     September 2005
Richland Center, WI      Manufacturing       45,000   Leased     September 2003
Des Plaines, IL          Administration/    112,000   Leased     December 2003
                         Manufacturing
San Luis Potosi, Mexico  Manufacturing       46,000   Leased     December 2007
Shunde, Guangdong, PRC   Manufacturing/     926,000   Owned
                         Administration
Akron, OH                Manufacturing      106,000   Leased     August 2005
Middleport, OH           Manufacturing       85,000   Owned
Cuyahoga Falls, OH       Manufacturing       58,000   Leased     July 2003
Alamagordo, NM           Manufacturing       40,200   Leased     February 2005
Grand Rapids, MI         Manufacturing/      45,000   Owned
                         Administration
Perry, OH                Research &           5,000   Leased     September 2005
                         Development
Oakwood Village, OH      Manufacturing/      25,000   Leased     December 2003
                         Administration
Casalmaggiore,           Administration/    100,000   Owned
   Italy                 Manufacturing
Varano, Italy            Manufacturing       30,000   Owned
Bedonia, Italy           Manufacturing        8,000   Leased     March 2005
Genova, Italy            Research &          33,000   Leased     July 2008
                         Development/
                         Manufacturing
Reggio Emilia, Italy     Manufacturing/      30,000   Leased     June 2011
                         Distribution
Carrollton, TX           Warehouse           29,000   Leased     September 2004
Dewitt, NY               Manufacturing       18,700   Leased     January 2008
Eternoz, France          Manufacturing/      19,000   Leased     October 2004
                         Administration
Syracuse, NY             Manufacturing       45,600   Leased     July 2003
Syracuse, NY             Manufacturing/      49,600   Owned
                         Administration
Putzbrunn, Germany       Warehouse            1,200   Leased     July 2003
Troy, MI                 Manufacturing/      33,700   Leased     October 2005
                         Administration
Rancho Cordova, CA       Manufacturing/     108,300   Leased     March 2011
                         Administration
New York, NY             Sales                  600   Leased     May 2005



         The Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries. The Company does not believe that any single leased facility is material to its operations and that, if necessary, it could readily obtain a replacement facility.

Item 3.  LEGAL PROCEEDINGS
         -----------------

         The Company is not a party to any pending legal proceeding the resolution of which, the management of the Company believes, would have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2002.

PART II
-------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
         -----------------------------------------------------------------

         The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At December 31, 2002, the Parent held all common stock of the Company.

         The Company has not declared or paid any cash dividends on its common stock since the Company's formation in September 1995. The Indentures with respect to the 10 3/4% Senior Notes due 2006, the 5% Senior Secured Notes due 2007, and the 10% Senior Secured Notes due 2007 contain restrictions on the Company's ability to declare or pay dividends on its common stock. The Indentures also prohibit the declaration or payment of any dividends or the making of any distribution by the Company or any Restricted Subsidiary (as defined in the Indentures).



Item 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following table presents selected financial information derived from the Company's financial statements.


    (Dollars in thousands)                               Year Ended December 31,
                                      ----------------------------------------------------------------
                                       2002          2001         2000         1999         1998
                                       ----          ----         ----         ----         ----
Statement of Operations
Data:  (1)
 Net Sales                           $282,666     $287,362     $316,666     $307,877     $275,833
Gross profit, excluding
depreciation                          100,396      104,065      116,781      111,119       95,380

  Depreciation                          6,695        6,120        6,162        5,549        4,492
  Amortization                            408        8,491       23,802        9,045        8,235
  Operating income                     38,444       37,272       36,497       50,597       42,324
  Interest expense                     35,231       32,174       33,115       33,802       32,994
  Income tax expense
  (benefit) (2)                        11,616        4,705        9,469        8,698       (3,072)
  Net income (loss) (3)               (29,779)         606       (6,102)       8,618       13,098

Balance sheet data (at end of
period): (1)
  Working capital                      69,186       71,705       44,786     $ 69,363     $ 67,922
  Total assets                        365,257      359,415      361,082      382,586      388,821
  Long-term debt
  including current portion           312,965      308,755      312,652      313,179      325,816
  Stockholder's equity (net
  capital deficiency)                 (13,206)      10,684        7,139       24,159       22,613


(1) The Company has acquired a diversified group of operating companies over the five-year period, which significantly affects the comparability of the information shown.

(2) The Company's taxes reflect a reversal of the Company's valuation allowance of $9,714 for certain deferred tax assets in 1998.

(3) The Company's net loss for 2002 reflects a $21,992 charge for the cumulative effect of a change in accounting principle. The Company's operating income and net loss for 2000 reflects a $14,636 write-down of goodwill relating to one of its businesses.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Overview

         The following discussion and analysis of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this annual report.

Forward-Looking Statements

         This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements regarding the Company in this document that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations about future events, which the Company has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the industry in which the Company operates, the dependence on senior management, maintaining sufficient working capital financing, competitive pressures, general economic conditions and a softening of consumer acceptance of the Company's products leading to a decrease in anticipated revenue and gross profit margins.

Acquisitions

         Information regarding acquisitions made by the Company during the three year period ended December 31, 2002 is included in Note 1 to the notes to financial statements. The results of acquired operations are included in the Company's consolidated results from the respective date of acquisition.




Consolidated Results of Operations

         The following financial information presents the consolidated results of operations of the Company for the years ended December 31, 2002, 2001 and 2000.

(Dollars in thousands)                                       Year Ended December 31,
                                             ---------------------------------------------------
                                                 2002(1)           2001(1)            2000(1)
                                                 ----              ----               ----
Net sales                                      $282,666          $287,362           $316,666
Gross profit (excluding depreciation)           100,396           104,065            116,781
Operating income (2)                             38,444            37,272             36,497
Interest expense                                 35,231            32,174             33,115

Gross profit (excluding depreciation) (3)          35.5%             36.2%              36.9%
Operating margin (3)                               13.6              13.0               11.5


(1)    The results of operations include the motors and controls segments.
       The controls segment accounted for $80,234, $81,211 and $83,556 of net sales, $31,595, $33,187 and $33,180 of gross profit (excluding depreciation), and $10,757, $10,386, and $(4,566) of operating income (loss) for the years ended December 31, 2002, 2001 and 2000, respectively. The motors segment accounted for $202,432, $206,151 and $233,110 of net sales, $68,801, $70,878 and $83,601 of gross profit (excluding depreciation), and $39,496, $37,130, and $50,889 of operating income for the years ended December 31, 2002, 2001 and 2000, respectively. Note that the segment analysis does not include unallocated corporate overhead and management fees in the operating income calculations. See Note 12 to the notes to financial statements for additional segment information.

(2) The Company's operating income for 2000 reflects a $14,636 write-down of goodwill relating to one of its businesses in the controls segment.

(3)    All margins are calculated as a percentage of net sales.


Year ended December 31, 2002 compared to year ended December 31, 2001

Consolidated net sales decreased $4.7 million or 1.6% from $287.4 million in 2001 to $282.7 million in 2002. Continued economic weakness depressed all of the Company's principal markets, resulting in a $10.9 million reduction in net sales, and moderate pricing pressure throughout the Company's product lines resulted in a $3.4 million reduction in net sales. These unfavorable items were partially offset by the addition of the partial year sales from the formation of the Kinetek De Sheng joint venture ("Kinetek De Sheng") ($7.7 million increase), the impact of the stronger Euro on translation of European sales ($1.3 million increase) and the net impact of market share gains and losses ($1.6 million increase).

Sales of the Company's Motors segment declined from $206.2 million in 2001 to $202.4 million in 2002, a decline of 1.8%. Subfractional motor sales declined by 1.0% compared to 2001, driven largely by pricing pressure in all markets and weak demand in vending markets. Sales of Fractional/Integral motor products declined 2.3% from 2001, primarily due to continued sharp declines in demand for DC motors used in the material handling market and weak demand in Europe. These declines were partially offset by gains in market share and new product introductions in floor care and elevator markets, and from the addition of Kinetek De Sheng and the translation gains from European sales described above.

Sales of the Company's Controls segment declined from $81.2 million in 2001 to $80.2 million in 2002, a fall of 1.2%. The decline is primarily due to lower sales of elevator control products to the New York City market, where activity in the real estate and construction sectors has been lower since the September 11, 2001 attack. Sales to other geographic regions increased, but by less than the declines in New York.

Consolidated operating income increased 3.1%, to $38.4 million in 2002 compared with $37.3 million in 2001. The increase in operating income was primarily driven by the non-amortization of goodwill due to the Company's adoption of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", as discussed in Note 13 of the Notes to Consolidated Financial Statements. This adoption resulted in an $8.0 million reduction in amortization expense ($6.6 million for the motors segment and $1.4 million for the controls segment). This increase in operating income was offset by two principal factors: 1) The Company's gross profit fell from $104.1 million (36.2% of sales) in 2001 to $100.4 million (35.5% of sales) in 2002. This decline is attributable to the sales volume and selling price declines discussed previously, which were partly offset by the Company's continued variable cost productivity and material cost reduction initiatives. 2) Selling, general, and administrative expenses, excluding depreciation ("SG&A") increased from $49.3 million in 2001 to $52.0 million in 2002. The increase is due to the addition of the SG&A expenses of Kinetek De Sheng, and to increased corporate expenses related to the Company's ongoing reorganization and restructuring.

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

         Operating activities. Net cash provided by operating activities for the year ended December 31, 2002 was $13.2 million, compared to $19.8 million during the year ended December 31, 2001. The decrease in cash from operating activities is mainly a result of the Company's lower operating performance discussed above, as well as changes in working capital balances during the year.

         Investing activities. Net cash used in investing activities was $13.4 million in 2002 and $5.4 million in 2001. Cash used in investing activities in 2002 reflects the formation of Kinetek De Sheng for $8.6 million, and $4.7 million for net capital expenditures. Cash used in investing activities in 2001 reflects the acquisition of Koford Engineering for $0.7 million, and $4.8 million for net capital expenditures.

         Financing activities. Net cash used in financing activities was $5.7 million in 2002 and $6.3 million in 2001.

         On April 12, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of the Company, issued $15 million principal amount of 5% Senior Secured Notes and $11 million principal amount of 10% Senior Secured Notes for net proceeds of approximately $20.5 million. The net proceeds were used for the formation of Kinetek De Sheng and for the Company's ongoing operations. The Company's annual cash interest expense on the Secured Senior Notes, which are due 2007, is approximately $1.8 million. Interest on the Secured Senior Notes is payable semi-annually on May 1 and November 1 of each year.

         The Company's annual cash interest expense on the 10 3/4% Senior Notes, which are due 2006, is approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.

         The Company's Loan and Security Agreement (Credit Agreement), expiring December 18, 2005, is in the form of a revolving credit facility and provides for borrowings of up to $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a rate of prime plus 1.35% (5.6% at December 31, 2002), subject to change based on the Company's interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company's interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $22.8 million of borrowing capacity under the Credit Agreement as of December 31, 2002.

         The Company expects its principal sources of liquidity to be from its operating activities and funding from the Credit Agreement. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.

Foreign Currency Impact

         The functional currencies of the Company's foreign operations are the respective local currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have resulted in gains (losses) from foreign currency translation (which are deferred and classified as a separate component of shareholder's equity) of $5.9 million, $2.9 million and $(10.9) million in 2002, 2001, and 2000, respectively. There can be no assurance that foreign currency fluctuations in the future will not have a significant adverse effect on the Company's business, financial condition and results of operations.

Seasonality and Inflation

         The Company's net sales typically show no significant seasonal variations.

         The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Adoption of Accounting Principles

         On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. See Note 13 to the financial statements.

         On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS No. 144 did not impact the Company's financial position or results of operations.

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

Goodwill

         Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS No. 142, annually thereafter, and upon occurrence of any event that indicates potential impairment. SFAS. No. 142 prescribes a two-step process for impairment testing of goodwill. The first step screens for potential impairment, while the second step, if necessary, measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. The Company performed the transitional impairment review of its reporting units during the year and recorded a non-cash pretax and after-tax charge of $22.0 million. This charge has been recorded as a cumulative effect of a change in accounting principle. See note 13 for further details.

Investment in Affiliate

         We have made a strategic investment in the Preferred Units of JZ International, LLC, an affiliated company. See Note 10 to the consolidated financial statements for details of this investment. These equity securities are not publicly traded on any major exchange. The cost method of accounting is used to account for this investment. Each quarter, we evaluate the recoverability of this investment using information obtained from the management of this company. Based on the information obtained, we record an impairment charge when we believe the investment has experienced a decline in value below its current carrying amount that is other than temporary. Future adverse changes in market conditions or poor operating results could result in losses and/or an inability to recover the carrying value of this investment that may not be reflected in the investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

Income Taxes

         As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Increases (decreases) in the valuation allowance are included as an increase (decrease) to our consolidated income tax provision (benefit) in the statement of operations.



Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2002 (in thousands):

                                                        Payments by Period
                          ----------------------------------------------------------------------------
                                          Less than 1                                      After 5
                              Total          year          1-3 years        4-5 years       years
                          ----------------------------------------------------------------------------
Long-term debt and
  capital leases            $312,965       $ 17,448          $1,786         $293,731              -
Operating leases              14,434          3,467           4,516            2,934          3,517
                       -------------------------------------------------------------------------------
Total                       $327,399       $ 20,915          $6,302         $296,665        $ 3,517
                       -------------------------------------------------------------------------------


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------

         The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2002 the Company had no variable rate debt outstanding.

         The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                                                       PAGE NO.
                                                                       --------

Report of Independent Auditors                                           20

Consolidated Balance Sheets as of December 31, 2002 and 2001             21

Consolidated Statements of Operations for the years ended
December 31, 2002, 2001 and 2000                                         22

Consolidated Statements of Changes in Shareholder's
Equity (Net Capital Deficiency) for the years ended
December 31, 2002, 2001 and 2000                                         23

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000                                         24

Notes to Consolidated Financial Statements                               25

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholder
Kinetek, Inc.


We have audited the accompanying consolidated balance sheets of Kinetek, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholder's equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetek, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

ERNST & YOUNG LLP


Chicago, Illinois
March 7, 2003




                                              KINETEK, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                             December 31,
                                                             ------------------------------------------
                                                                    2002                   2001
                                                                    ----                   ----
ASSETS
Current Assets
  Cash and cash equivalents                                       $ 14,654               $ 17,558
  Accounts receivable, net of allowance of $4,389 and
  $2,907 at December 31, 2002 and 2001, respectively                53,495                 50,875
  Inventories                                                       47,524                 41,313
  Prepaid expenses and other current assets                          4,261                  1,695
  Due from affiliated company                                       11,085                  5,370
                                                                  ---------              ---------
       Total current assets                                        131,019                116,811

Property, plant and equipment, net                                  32,148                 19,651
Goodwill, net                                                      179,069                196,469
Deferred financing costs, net                                        9,939                 10,693
Deferred income taxes                                                    -                  2,510
Investment in affiliate                                             12,344                 12,344
Other non-current assets                                               738                    937
                                                                  ---------              ---------
       Total assets                                               $365,257               $359,415
                                                                  =========              =========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL
DEFICIENCY)
Current liabilities:
  Accounts payable                                                $ 27,083               $ 21,853
  Accrued interest payable                                           4,989                  4,292
  Accrued expenses and other current liabilities                    12,313                 10,826
  Current portion of long term debt                                 17,448                  8,135
                                                                  ---------              ---------
       Total current liabilities                                    61,833                 45,106

Long term debt                                                     295,517                300,620
Deferred income taxes                                               16,067                      -
Other non-current liabilities                                        5,046                  3,005

Shareholder's equity (net capital deficiency):
  Common stock, $1 par value, 10,000 shares
   authorized, issued and outstanding                                   10                     10
  Additional paid-in capital                                        49,996                 49,996
  Accumulated deficit                                              (55,997)               (26,218)
  Accumulated other comprehensive loss                              (7,215)               (13,104)
                                                                  ---------              ---------
  Total shareholder's equity (net capital deficiency)              (13,206)                10,684
                                                                  ---------              ---------


  Total liabilities and shareholder's equity (net
  capital deficiency)                                             $365,257               $359,415
                                                                  =========              =========




                      See accompanying notes to consolidated financial statements.





                                              KINETEK, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                          Year Ended December 31,
                                                            ---------------------------------------------------
                                                                 2002               2001              2000
                                                                 ----               ----              ----
Net sales                                                      $282,666           $287,362          $316,666
Cost of sales, excluding depreciation                           182,270            183,297           199,885
Selling, general and administrative expenses,
 excluding depreciation                                          51,995             49,302            47,136
Depreciation                                                      6,695              6,120             6,162
Amortization of goodwill and other intangibles                      408              8,491            23,802
Management fees and other                                         2,854              2,880             3,184
                                                               ---------          ---------         ---------
Operating income                                                 38,444             37,272            36,497

Other (income) / expense:
       Interest expense                                          35,231             32,174            33,115
       Interest income                                             (367)              (403)             (406)
       Miscellaneous, net                                          (249)               190               421
                                                               ---------          ---------         ---------

Income before income taxes and cumulative
  effect of accounting change                                     3,829              5,311             3,367
Income tax provision                                             11,616              4,705             9,469
                                                               ---------          ---------         ---------

Income (loss) before cumulative effect of
  accounting change                                            $ (7,787)          $    606          $ (6,102)

Cumulative effect of change in accounting
  principle                                                     (21,992)                 -                 -
                                                               ---------          ---------         ---------

Net income (loss)                                              $(29,779)          $    606          $ (6,102)
                                                               =========          =========         =========














                      See accompanying notes to consolidated financial statements.








                                                        KINETEK, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Net Capital Deficiency)
                                              (ALL DOLLAR AMOUNTS IN THOUSANDS)

Balance at December 31, 1999          10,000        $    10        $ 49,996        $ (5,125)        $(20,722)        $ 24,159
  Foreign currency
  translation adjustments                  -              -               -         (10,918)               -          (10,918)

  Net loss                                 -              -               -               -           (6,102)          (6,102)
                                                                                                                     ---------
  Comprehensive loss                       -              -               -               -                -          (17,020)
                                    ---------       --------       ---------      ----------        ---------        ---------

Balance at December 31, 2000          10,000             10          49,996         (16,043)         (26,824)           7,139
  Foreign currency
  translation adjustments                  -              -               -          (2,939)               -           (2,939)

                                                                                                                          606
                                                                                                                     ---------
  Comprehensive income                     -              -               -               -                -            3,545
                                    ---------       --------       ---------      ----------        ---------        ---------

Balance at December 31, 2001          10,000             10          49,996         (13,104)         (26,824)           7,139
  Foreign currency
  translation adjustments                  -              -               -           5,889                -            5,889


                                                                                                                     ---------
  Comprehensive loss                       -              -               -               -                -         $ 23,890
                                    ---------       --------       ---------      ----------        ---------        ---------

Balance at December 31, 2002          10,000        $    10        $ 49,996        $ (7,215)        $(55,997)        $(13,206)
                                    =========       ========       =========       =========        =========        =========








                                              KINETEK, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                                Year Ended December 31,
                                                                   ------------------------------------------------
                                                                      2002              2001             2000
                                                                      ----              ----             ----

Cash flows from operating activities:
        Net income (loss)                                          $ (29,779)        $     606         $ (6,102)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
        Cumulative effect of change in accounting principle           21,992                 -                -
        Depreciation and amortization                                 10,232            15,997           31,256
        Deferred income taxes                                         17,745               994            2,319

Changes in operating assets and liabilities (net of effects
 from acquisitions):
        Accounts receivable                                               35               571            2,071
        Inventories                                                   (3,528)            3,436              834
        Prepaid expenses and other current assets                       (801)             (225)            (435)
        Accounts payable                                                 934               875           (1,705)
        Accrued expenses and other current liabilities                 2,082            (2,653)             624
        Non-current assets & liabilities                                  12               148             (991)
        Due from affiliated company                                   (5,715)               44           (7,599)
                                                                   ----------        ----------        ---------
        Net cash provided by operating activities                     13,209            19,793           20,272

Cash flows from investing activities:
        Capital expenditures, net                                     (4,654)           (4,754)          (5,103)
        Acquisition of subsidiaries, net of cash acquired             (8,611)             (690)          (5,661)
        Investment in affiliate                                             -                -           (5,059)
        Additional purchase price for acquisition                       (100)                -                -
                                                                   ----------        ----------        ---------
        Net cash used in investing activities                        (13,365)           (5,444)         (15,823)

Cash flows from financing activities:
        Borrowings (repayments) on revolving credit facility         (24,834)           (1,166)          (2,000)
        Repayment of long-term debt                                   (2,972)           (3,218)            (625)
        Proceeds from issuance of long term debt                      23,927                 -                -
        Payment of financing cost                                     (1,817)           (1,924)               -
                                                                   ----------        ----------        ---------
        Net cash used in financing activities                         (5,696)           (6,308)          (2,625)
Effect of exchange rate changes on cash                                2,948             1,027           (4,594)
                                                                   ----------        ----------        ---------

Net increase (decrease) in cash and cash equivalents                  (2,904)            9,068           (2,770)

Cash and cash equivalents at beginning of year                        17,558             8,490           11,260
                                                                   ----------        ----------        ---------
Cash and cash equivalents at end of year                           $  14,654         $  17,558         $  8,490
                                                                   ==========        ==========        =========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest                                                   $  31,386         $  31,226         $  31,970
        Income taxes                                                   2,574             6,928             7,219
Non cash investing and financing activities:
        Capital leases                                                   332               873               392



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

         On April 6, 2001, the Company, through its wholly-owned subsidiary Merkle Korff, acquired substantially all of the assets, properties and business of Koford Engineering, Inc. for $690. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business have been included in the consolidated operating results of the Company since the date of acquisition.

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

2.       Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure the timely preparation of the Company's consolidated financial statements.

Reclassifications

         Certain amounts in the prior years financial statements have been reclassified to conform to the 2002 presentation.

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

Inventories

         Inventories are stated at the lower of cost or market. Inventories, which are valued at either average or first-in, first-out (FIFO) cost, accounted for approximately 78% and 76% of the Company's inventories at December 31, 2002 and 2001, respectively. All other inventories are valued using last-in, first-out (LIFO) cost, which approximated current cost at December 31, 2002 and 2001.

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

         The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:


             Buildings                          5 to 33 years
             Machinery and equipment            3 to 10 years
             Dies and tooling                   2 to 5  years
             Furniture and fixtures             3 to 7  years
             Vehicles                           3 to 5  years


Foreign Currency Translation

         The functional currencies of the Company's foreign operations are the local currencies. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from translation are classified as a component of other comprehensive income.

Goodwill and Other Long-Lived Assets

         Through 2001, goodwill was amortized using the straight-line method over a period of 30 to 40 years. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests. See Note 13 for additional details.

         Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

Deferred Financing Costs

         Deferred financing costs are amortized over the terms of the related loans. Deferred financing costs at December 31, 2002 and 2001 are net of accumulated amortization of $11,000 and $8,429, respectively. Amortization of deferred financing costs is included in interest expense.

Income Taxes

         Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The operating results of the Company and its subsidiaries are included in the consolidated federal income tax return of JII. In addition, the Company and its subsidiaries are party to a tax-sharing agreement with JII. The Company's income tax provision (benefit) has been calculated as if the Company would have filed a separate federal income tax return.

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

Financial Instruments

         The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Senior Secured Notes, the Subordinated Notes, and the revolving credit facility. Other than the Senior Notes (see Note 7), the fair values of the Company's financial instruments are not materially different from their carrying values at December 31, 2002 and 2001.

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

Derivative Financial Instruments

         The Company recognizes derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative financial instrument depends on whether it has been designated and whether it qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. The fair value of derivative financial instruments was not significant as of December 31, 2002 and 2001.

3.       Inventories
         Inventories consist of the following:

                                                          December 31,
                                                 ------------------------------
                                                     2002             2001
                                                     ----             ----

         Raw materials                              $23,445         $22,268
         Work in process                             16,842          12,864
         Finished goods                               7,237           6,181
                                                 -----------      ----------
                                                    $47,524         $41,313
                                                 ===========      ==========

4.       Property, Plant, and Equipment

         Property, plant, and equipment consist of the following:

                                                        December 31,
                                               --------------------------------
                                                   2002               2001
                                                   ----               ----

         Land, buildings and improvements        $ 17,510          $  8,227
         Machinery and equipment                   36,508            32,484
         Furniture and fixtures                    14,151            10,350
         Other (vehicles, dies and tooling)         7,380             6,373
                                                ----------        ----------
                                                   75,549            57,434

         Less:  Accumulated depreciation
         and amortization                         (43,401)          (37,783)
                                                ----------        ----------

                                                 $ 32,148          $ 19,651
                                                ==========        ==========

5.       Short Term Notes Payable

     FIR Group Holdings Italia, and its subsidiaries (which are subsidiaries of the Company), have a number of short-term borrowing facilities available from various banks. The total amount available under these facilities is approximately $9,242 at an average interest rate of 7.5% for the year ending December 31, 2002. There were no outstanding borrowings under these arrangements at December 31, 2002 and 2001. A portion of these facilities are secured by FIR's assets and a portion are in the form of overdraft coverage.




6.       Income Taxes

Income before income taxes and cumulative effect of accounting change was comprised of the following:

                                           Year Ended December 31,
                              -------------------------------------------------
                                  2002              2001             2000
                                  ----              ----             ----

         Domestic               $   (16)         $   532           $  (833)
         Foreign                  3,845            4,779             4,200
                                --------        ---------          --------

                                $ 3,829          $ 5,311           $ 3,367
                                ========        =========          ========

The provision (benefit) for income taxes consists of the following:

                                              Year Ended December 31,
                                 ----------------------------------------------
                                     2002            2001             2000
                                     ----            ----             ----

         Current:
            Federal                $  8,234        $    325         $  2,903
            State                       576           1,000            1,084
            Foreign                  (2,576)          2,386            3,163
                                   ---------       ---------        ---------

            Total current             6,234           3,711            7,150

         Deferred:
            Federal                   4,018             351            1,806
            State                       686             157              400
            Foreign                     678             486              113
                                   ---------       ---------        ---------

            Total deferred            5,382             994            2,319
                                   ---------       ---------        ---------

         Income tax provision      $ 11,616        $  4,705         $  9,469
                                   =========       =========        =========

         The provision (benefit) for income taxes differs from the amount of income tax provision (benefit) computed by applying the U.S. federal income tax rate to income before income taxes and cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:

                                                                   Year Ended December 31,
                                                       ------------------------------------------------
                                                          2002              2001             2000
                                                          ----              ----             ----
Computed statutory tax provision                        $ 1,340           $ 1,859          $ 1,178
  Increase/(decrease) resulting from:
    State and local taxes, net of federal benefit          (258)             (288)            (123)
    Higher effective foreign tax rate                     1,194             1,761            2,209
    Tax Credits in Foreign Jurisdictions                 (5,080)             (593)            (476)
    Nondeductible goodwill amortization                       -               788            5,986
    Change in valuation allowance                        14,325             1,073            1,160
    Other                                                    95               105             (465)
                                                       ---------         ---------        ---------
 Income tax provision                                   $11,616           $ 4,705           $9,469
                                                       =========         =========        =========


Deferred tax liabilities and assets are comprised of the following:

                                                         December 31,
                                                ------------------------------
                                                    2002             2001
                                                    ----             ----
Deferred tax liabilities:
      Goodwill                                   $ 14,016         $10,055
      Foreign deferred taxes                        2,051           1,372
                                                 ---------        --------

Total deferred tax liabilities                     16,067          11,427

Deferred tax assets:
      Net operating losses                          4,195           2,233
      Property, plant and equipment                 4,063           4,172
      Intangibles other than goodwill               4,083           4,509
      Vacation accrual                                461             434
      Franchise tax                                   272             274
      Employee benefits                               294             160
      Uniform capitalization                          534             556
      Allowance for doubtful accounts                 936             959
      Inventory obsolescence reserve                  707           1,019
      Warranty reserve                                370             341
      Reserve for plant closing                        63             408
      Other                                           580             273
                                                 ---------        --------

Total deferred tax assets                          16,558          15,338
Valuation allowance                               (16,558)         (2,233)
                                                 ---------        --------
Net deferred tax assets (liabilities)            $(16,067)        $ 1,678
                                                 =========        ========

As of December 31, 2002 there was $9,601 of accumulated unremitted earnings from the Company's foreign subsidiaries on which deferred taxes have not been provided as undistributed earnings on foreign subsidiaries are considered to be indefinitely reinvested.

In 2002, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides that goodwill no longer be amortized and establishes new requirements to test goodwill for impairment. For tax purposes, goodwill continues to be amortized over a fifteen-year life. As such, the tax amortization generates a temporary difference and a corresponding deferred tax liability arises for financial statement purposes. Since goodwill is no longer amortized for book purposes, the Company cannot determine when the resulting deferred tax liabilities will be realized. Therefore, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of the deferred tax assets.


7.       Long Term Debt

         Long-term debt consists of the following:

                                                                         December 31,
                                                                ----------------------------
                                                                     2002            2001
                                                                     ----            ----
10.75% Senior Notes, including $2,466 and $2,556 of
     unamortized premium at December 31, 2002 and 2001,
     respectively (A)                                             $272,466        $272,556
Revolving Credit Facility (B)                                            -          24,834
Subordinated Notes Payable (C)                                       6,600           8,690
Capital leases (D)                                                   2,124           2,675
5.0% Secured Senior Notes, including $3,850 of unamortized
     discount at December 31, 2002 (E)                              11,150               -
10.0% Secured Senior Notes, including $1,045 of unamortized
     discount at December 31, 2002 (E)                               9,955               -
Bank loans of foreign subsidiary (F)                                 9,177               -
Loan payable to JV partner (G)                                       1,493               -
                                                                -----------      ----------
                                                                   312,965         308,755
Current Portion                                                    (17,448)         (8,135)
                                                                -----------      ----------
                                                                  $295,517        $300,620
                                                                -----------      ----------

(A) Interest on the Senior Notes is payable in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured obligations of the Company and mature on November 15, 2006. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2001. The Indenture relating to the Senior Notes contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transactions with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

         The fair value of the Senior Notes was approximately $243,000 at December 31, 2002. The fair value was calculated by multiplying the face amount by the market price at December 31, 2002.

(B) The Company's Loan and Security Agreement (Credit Agreement), expiring December 18, 2005, is in the form of a revolving credit facility and provides for borrowings of up to $35,000 to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a rate of prime plus 1.35% (5.6% at December 31, 2002), subject to change based on the Company's interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company's interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $22,776 of borrowing capacity under the Credit Agreement as of December 31, 2002.

         The Credit Agreement contains covenants which, among other things, provide for a minimum level of interest coverage, as defined, and limit the Company's ability to incur additional indebtedness, create liens, make restricted payments, engage in affiliate transactions or mergers and consolidations, and make asset sales.

(C) The Subordinated Notes Payable consists of a $2,750 note payable to the former shareholder of Merkle-Korff, a subsidiary of the Company and $3,850 of notes payable to the former shareholders of ED&C, a subsidiary of the Company. The note payable to the former shareholder of Merkle-Korff, a subsidiary of the Company is due in installments beginning December 31, 2000 (December 31, 2002 installment was paid on January 2, 2003) through December 31, 2003 and bears interest at 9% per annum. The notes payable to the former ED&C shareholders bear interest at 9% per annum subject to a two-year cap on accrued and unpaid interest. These notes are unsecured obligations of the Company. These ED&C notes matured on December 31, 2002 and remain unpaid pending the resolution of certain legal proceedings currently ongoing with the former shareholders.

(D) Interest rates on capital leases range from 6.4% to 8.7% and mature in installments through 2007.

              The future minimum lease payments as of December 31, 2002 under capital leases consist of the following:

         2003                                                   $1,171
         2004                                                      667
         2005                                                      293
         2006                                                      111
         2007                                                       60
                                                               --------
                 Total                                           2,302
         Less amount representing interest                        (178)
                                                               --------
         Present value of future minimum lease payments         $2,124
                                                               ========

         The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2002 and 2001.

(E) Interest on the Secured Senior Notes is payable in arrears on May 1 and November 1 of each year. The Secured Senior Notes are secured obligations of the Company and mature on April 30, 2007. The Indenture relating to the Senior Notes contains certain covenants which, among other things, restricts the ability of the Company to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transactions with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

(F) One of the Company's foreign subsidiaries has bank loans of $9,177 and $0 as of December 31, 2002 and 2001, respectively. Interest rates on loans range from 4.9% to 5.8% and mature in 2003.

(G) The Company has loans due to a joint venture partner of one of its foreign subsidiaries of $1,493 and $0 for December 31, 2002 and 2001, respectively. Interest rates on loans range from 5.3% to 5.8% and mature in installments through 2005.

         Aggregate maturities of long-term debt at December 31, 2002 are as follows:

                    2003                   $ 17,448
                    2004                      1,514
                    2005                        272
                    2006                        101
                    2007                    293,630
                                          ----------
                                           $312,965
                                          ==========

8. Operating Leases

         The Company leases certain land, buildings, and equipment under noncancellable operating lease agreements expiring in various years through 2011. Minimum future lease payments, by year, under noncancellable operating leases, including those with related parties (Note 10), are as follows at December 31, 2002:

                2003                         $ 3,467
                2004                           2,423
                2005                           2,093
                2006                           1,560
                2007                           1,374
                Thereafter                     3,517
                                            ---------
                                             $14,434
                                            =========

         Total rent expense was $3,584, $3,764 and $3,184 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.       Benefit Plans

      Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,552, $1,483 and $1,756 for the years ended December 31, 2002, 2001 and 2000, respectively.

      FIR provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the employ of the Company and approximated $2,843 and $2,609 at December 31, 2002 and 2001, respectively, which is included in other non-current liabilities in the Company's balance sheets.

10.      Related Party Transactions

Services Agreements. The Company and each of its subsidiaries are subject to the following four agreements and arrangements with JII:

         First, the Company and each of its subsidiaries are parties to a transaction advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries are charged by JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the

Company and its subsidiaries or their respective businesses or properties (which were $514, $15 and $0 in 2002, 2001, and 2000, respectively); (ii) financial advisory fees of up to 1.0% of debt, equity, or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $260, $500 and $0 in 2002, 2001 and 2000, respectively); and (iii) reimbursement for JII's out-of-pocket costs in connection with providing such services (which were $0 in 2002, 2001 and 2000). Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Parent, are directors and shareholders of JII.

         Second, the Company and each of its subsidiaries is party to a management consulting agreement (the "Subsidiary Consulting Agreement") with JII, pursuant to which the Company and its subsidiaries pay JII annual consulting fees of the greater of (i) 3.0% of the Company's net income before interest, tax, depreciation and amortization and other non-cash charges, and
(ii) 1.0% of the Company's net sales for such services and are required to reimburse JII for its out-of-pocket costs related to its services. Pursuant to the Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $2,854, $2,880 and $3,184 for the years ended December 31, 2002, 2001 and 2000, respectively, and are reflected as Management Fees and Other in the Consolidated Statement of Operations.

         Third, the Company and each of its subsidiaries are parties to a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company is charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries. In accordance with this agreement, such charges were $2,494, $2,132 and $1,995 for the years ended December 31, 2002, 2001 and 2000, respectively, and are reflected within Selling, General, and Administrative expenses in the Consolidated Statement of Operations.

         Fourth, the Company and JII are parties to a transition agreement (the "Transition Agreement") pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the operations of the Company. Also, JII allocates its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, based on the respective revenues and usage of corporate overhead by JII and its subsidiaries. The Company reimburses JII for services provided pursuant to the Transition Agreement on an allocated cost basis. Under this agreement, the Company's allocable portion of corporate expenses was $2,609, $2,939 and $2,434 for the years ended December 31, 2002, 2001 and 2000 respectively, and are reflected within Selling, General, and Administrative expenses in the Consolidated Statement of Operations.

         The above agreements expire in December 2011, but are automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

         Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for U.S. federal income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries pays to JII an amount determined by reference to each entity's separate return tax liability as defined in Treasury Regulation ss.1.1552-1(a) (2) (ii). For the years ended December 31, 2002 and 2001, income tax payments made by the Company to JII under the Tax Sharing Agreement were $0 and $3,110, respectively.

         Related Party Leases. The Company leases certain plants, warehouses, and offices under leases with affiliated entities. Rent expense, including real estate taxes attributable to these leases, amounted to $1,848, $1,588 and $1,544 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum rental payments required under these leases are as follows:

                         2003              $  1,531
                         2004                 1,192
                         2005                 1,100
                         2006                 1,078
                         2007                 1,078
                         Thereafter          $3,683

      Investment in Affiliate. The Company has a $12,344 investment in the Class A and Class B Preferred Units of JZ International, LLC. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's and/or Parent's directors and stockholders. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

         Legal Fees. An individual who is a shareholder, General Counsel and Assistant Secretary of the Parent is also a partner in a law firm used by the Company. The firm was paid $220, $219 and $229 in fees and expenses during the years ended December 31, 2002, 2001 and 2000, respectively. The rates charged to the Company were at arms-length.

         Due from Affiliate. The Company has net receivables due from JII of $11,085 and $5,370 as of December 31, 2002 and 2001, respectively, that are reflected in the consolidated balance sheets as "due from affiliated company."

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




        Summary financial information by business segment is as follows:


                                                             Year Ended
                                                            December 31,
                                    ---------------------------------------------------------------

                                        2002                    2001                    2000
                                        ----                    ----                    ----
Net Sales
Motors                                $202,432               $206,151                 $233,110
Controls                                80,234                 81,211                   83,556
                                     ----------             ----------               ----------
                                      $282,666               $287,362                 $316,666
                                     ==========             ==========               ==========

Operating Income
Motors                                $ 39,496               $ 37,130                 $ 50,889
Controls (1)                            10,757                 10,386                   (4,566)
Corporate Expenses (2)                 (11,809)               (10,244)                  (9,826)
                                     ----------             ----------               ----------
   Total Operating Income               38,444                 37,272                   36,497
Interest Expense                       (35,231)               (32,174)                 (33,115)
Interest Income                            367                    403                      406
Miscellaneous, net                         249                   (190)                    (421)
                                     ----------             ----------               ----------
   Income before Income Tax           $  3,829               $  5,311                 $  3,367
                                     ==========             ==========               ==========


Identifiable Assets
Motors                                $268,253               $254,866                 $257,567
Controls                                71,764                 69,521                   70,144
Corporate                               25,240                 35,028                   33,371
                                     ----------             ----------               ----------
                                      $365,257               $359,415                 $361,082
                                     ==========             ==========               ==========

Capital Expenditures
Motors                                $  3,893               $  3,341                 $  3,886
Controls                                   761                  1,413                    1,217
                                     ----------             ----------               ----------
                                      $  4,654               $  4,754                 $  5,103
                                     ==========             ==========               ==========

Depreciation
Motors                                $  5,055               $  4,438                 $  4,943
Controls                                 1,640                  1,682                    1,219
                                     ----------             ----------               ----------
                                      $  6,695               $  6,120                 $  6,162
                                     ==========             ==========               ==========

Amortization of Intangibles
Motors                                $    215               $  6,908                 $  7,163
Controls                                   193                  1,583                   16,639
                                     ----------             ----------               ----------
                                      $    408               $  8,491                 $ 23,802
                                     ==========             ==========               ==========



(1) Operating loss in 2000 for the Controls segment reflects a goodwill impairment charge of $14,636.
(2) Fees paid to JII under the Services Agreements (note 10) are included in corporate expenses.


        Summary financial information by geographic area is as follows:

                                                                                    Year Ended
                                                                                   December 31,
                                                              --------------------------------------------------------

                                                                   2002                2001                2000
                                                                   ----                ----                ----
Net sales to unaffiliated customers
North America                                                        $235,517            $243,838            $272,587
Europe                                                                 40,288              43,524              44,079
Asia                                                                    6,861                   -                   -
                                                              ----------------    ----------------    ----------------
                                                                     $282,666            $287,362            $316,666
                                                              ================    ================    ================

Identifiable long-lived assets (including intangible
assets)
North America                                                        $195,711            $198,853            $206,293
Europe                                                                 12,230              30,548              29,333
Asia                                                                   16,358                   -                   -
                                                              ----------------    ----------------    ----------------
                                                                     $224,299            $229,401            $235,626
                                                              ================    ================    ================


13.      Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

The Company completed the transitional impairment review of its reporting units during the year and recorded a non-cash pretax and after-tax charge of $21,992. This charge has been recorded as a cumulative effect of a change in accounting principle.

The impaired goodwill was in the Motors segment and relates to the 1997 acquisition of FIR Electromeccanica and the 1999 acquisition of the L'Europea product line. The impairment is primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance to the fair value approach stipulated in SFAS No. 142. Various external factors have negatively impacted the value of the FIR and L'Europea acquisitions.

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

The following table provides comparative operating results had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                                       Year Ended
                                                                      December 31,
                                                           -------------------------------------------------

                                                               2002              2001           2000
                                                               ----              ----           ----

Reported net income (loss)                                       $(29,779)     $   606        $(6,102)
Goodwill amortization                                                   -        6,032         20,892
Adjusted net income (loss)                                       $(29,779)      $6,638        $14,790
                                                                ===========   =========     ==========

The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

                                                             Motors             Controls          Consolidated
                                                        ------------------    -----------        --------------

Balance as of January 1, 2002                               $160,599              $ 35,870          $196,469
Impact of foreign exchange fluctuations                        2,450                     -             2,450
Acquisitions                                                   2,142                     -             2,142
Impairment loss                                              (21,992)                    -           (21,992)
                                                           ---------              --------          --------

Balance at December 31, 2002                                $143,199              $ 35,870          $179,069
                                                           =========              ========          ========


Goodwill net of accumulated amortization was $82,032 and $60,040 at December 31, 2002 and 2001, respectively.

         During the three months ended September 30, 2000, the Company recorded a non-cash impairment loss of $14,636 associated with the write-down of goodwill relating to ED&C, one of its subsidiaries. This write-down of goodwill is presented in the Consolidated Statement of Operations in Amortization of goodwill and other intangibles, and was not deductible for income tax purposes. Significant adverse changes in ED&C's business environment as well as historical, current and projected cash flow losses led management to evaluate the operations of ED&C. As a result of this evaluation, management concluded that ED&C's goodwill was impaired and, accordingly, it was written down to zero.

14.    Legal Proceedings

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

None.

      Part III
      --------

      Item 10.    DIRECTORS AND EXECUTIVE OFFICERS
                  --------------------------------

         The following sets forth the names and ages of the Company's directors, executive officers (and those of our Parent) and other key employees and the positions they hold as of the date of this annual report:

      Name              Age             Position with Company
Thomas H. Quinn         55   Chairman and President of Company and Parent
Daniel Drury            41   Chief Financial Officer of Company and Parent
Norman Bates            41   Vice President, Business Development of Company
                             and Parent
John W. Brown           66   President, Merkle-Korff Industries
D. Randall Bays         47   President, Fractional/Integral Products Group
G. Barry Lawrence       56   President, Gear Research
Paolo Bergamaschi       33   President, FIR Group
Todd Williams           45   President, Electrical Design & Control
Javad Rahimian          52   Chairman and Chief Executive Officer, Motion
                             Control Engineering
Majid Rahimian          50   President, Motion Control Engineering
James M. Jackson        43   President, Advanced DC Motors
Jonathan F. Boucher     46   Director of Parent
John W. Jordan, II      55   Director of Company and Parent
David W. Zalaznick      48   Director of Parent
John D. Simms, Sr.      75   Director of Parent

         Set forth below is a brief description of the business experience of each director and executive officer of the Company.

         Mr. Quinn has served as Chairman of the Company since its inception and President since November 15, 2002. Since 1988, Mr. Quinn is also President, Chief Operating Officer and a director of JII. From November 1985 to December 1987, Mr. Quinn was Group Vice President and a corporate officer of Baxter International. From September 1970 to November 1985, Mr. Quinn was employed by American Hospital Supply Corporation, where he was a Group Vice President and corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also a director of Welcome Home, Ameriking, Inc., and other privately held companies. He is also a partner of the Jordan Company.

         Mr. Drury has served as Chief Financial Officer since April 2000. Prior to joining the Company, Mr. Drury held a succession of financial management positions with various divisions of General Electric from 1982 to 2000, most recently as Finance Manager - Control Products at GE Industrial Systems.

         Mr. Bates has served as Vice President of Business Development of the Company and Parent since April, 2000. Mr. Bates was the Company's Chief Financial Officer from April 1997 until that time. Prior to that, Mr. Bates held several financial management positions with General Electric from 1984 to 1997, including Finance Manager of General Electric's Appliance Components business.

         Mr. Brown has served as Chairman of Merkle-Korff since 2000 and President since December 2002. Mr. Brown served as Merkle-Korff's President (From 1993 to 2000). Prior to that, Mr. Brown held several senior management positions with Merkle-Korff since the 1950's, including Executive Vice President until 1993.

         Mr. Bays has served as the President of Imperial since April 1997 and was appointed President of the Fractional/Integral Products Group, which is comprised of Imperial Electric, Euclid Universal, Gear Research, Advanced DC Motors, FIR Group, and Kinetek De Sheng, as of January 2003. Prior to that, Mr. Bays held several senior management positions in General Electric's motor and control business from 1991 to 1997. Prior to that, Mr. Bays held senior management positions in Bomar, Inc.'s electronic business.

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

         Mr. Javad Rahimian has served as the Chairman and Chief Executive Officer of Motion Control since its inception in 1983. Prior to that, Mr. Rahimian was employed by Elevator Industries as an engineering specialist.

         Mr. Majid Rahimian has served as the President of Motion Control since its inception in 1983. Prior to that, Mr. Rahimian was employed by Elevator Industries as a software engineering specialist.

         Mr. Jackson has served as President of ADC since July 2000. From 1995 until joining ADC, Mr. Jackson held several senior management positions with VAPOR, a division of WABTEC. Prior to that, Mr. Jackson held various management positions at GE, Square D, and a variety of other companies.

         Mr. Boucher has served as a director of the Parent since its inception. Since 1983, Mr. Boucher has been a partner of The Jordan Company, a private merchant banking firm. Mr. Boucher is also a director of JII, and Jackson Products, Inc. as well as other privately held companies.

         Mr. Jordan has served as a director of the Company since its inception. Mr. Jordan is a managing partner of The Jordan Company, a private merchant-banking firm which he founded in 1982. Mr. Jordan is Chairman of the Board of Directors and Chief Executive Officer of JII. Mr. Jordan is also a director of Ameriking, Inc., Carmike Cinemas, Inc., GFSI, Inc., GFSI Holdings, Inc., Welcome Home, and Jackson Products, Inc. as well as other privately held companies.

         Mr. Zalaznick has served as a director of the Parent since June 1996. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company.
Mr. Zalaznick is also a director of JII, Carmike Cinemas, Inc., Ameriking, Inc., Marisa Christina, Inc., GFSI Inc., GFSI Holdings Inc., Jackson Products, Inc., and Safety Insurance Group, Inc. as well as other privately held companies.

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

Item 11. EXECUTIVE COMPENSATION
         ----------------------

Directors' Compensation

         Directors of the Parent receive $20,000 per year for serving as a director of the Company. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Executive Compensation

         The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 2002 to those persons who were, (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 during such period.

Annual
Compensation
------------
                                                               Other Annual
Name and Principal Position         Year    Salary   Bonus   Compensation (1)
---------------------------         ----    ------   -----   ----------------

Thomas H. Quinn (2)
     Chairman of the Board          2002      $ -      $ -         $ -
Ronnie A. Sansom (2), (3)
     Chief Executive Officer        2002        -        -           -
Daniel D. Drury (2)
     Chief Financial Officer        2002        -        -           -
Norman R. Bates (2)
     V.P. - Business Development    2002        -        -           -

(1) For the periods indicated, no executive officer named in the table received any Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of Annual Salary and Bonus reported for him in the two preceding columns.
(2) Does not reflect compensation paid to Messrs. Quinn, Sansom, Drury and Bates by JII.
(3) Mr. Sansom was no longer an executive officer of the Company effective November 8, 2002.


         The Company does not maintain a stock option or stock purchase plan and has not awarded any of its employee's individual stock option grants.

Compensation Committee Interlock and Insider Participation

         The Board of Directors does not maintain a Compensation Committee. During fiscal 2002, however, Messrs. Boucher, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation. During 2002, certain of the foregoing executive officers of the Company served and currently serve as directors, executive officers and members of a compensation committee of another entity, one of whose executive officers served and currently serves as a director of the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         All of the outstanding common stock of the Company is owned by Parent. The table below sets forth as of March 31, 2003 certain information regarding beneficial ownership of the two classes of common stock of Parent (Class A and Class B) held by (i) each of its directors and executive officers who own shares of Class B common stock of Parent, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent indicated as beneficially owned by them, except as otherwise noted.

                                                 Amount of Beneficial
                                                     Ownership (1)
                                         --------------------------------------
                                            Number of         Percentage
                                             Shares             Owned
                                             ------             -----
Executive Officers and Directors:
John W. Jordan II (2) (3) (4) (5)          7,136.8809              7.2
David W. Zalaznick (2) (4) (6)             3,531.2473              3.5
Jonathan F. Boucher (2)                    1,116.5587              1.1
Thomas H. Quinn (2)                        1,799.7294              1.8
All directors and executive officers
  as a Group (10 persons)                 13,584,4163             13.6

Other Principal Stockholders:
Jordan Industries, Inc (7)                80,000.0000             80.2
Leucadia Investors, Inc.                   2,019.7802              2.0
JII Partners Limited Partnership (8)       1,500.0000              1.5

(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of March 31, 2003, there were 99,700 shares of Class A and Class B common stock issued, including (i) 80,000 shares of Class A common stock issued and outstanding and (ii) 19,700 shares of Class B common stock of Parent issued, of which 19,400 shares were issued and outstanding and 300 shares were issued and held in treasury.

(2) Does not include shares of Class B common stock of Parent owned by JII Partners Limited Partnership as to which the named individuals disclaim beneficial ownership.

(3) Includes 0.1650 shares of Class B common stock held personally and 7,136.7159 shares of Class B common stock held by the John W. Jordan II Revocable Trust. Does not include 51.025 shares of Class B common stock held by Daly Jordan O'Brien, a sister of Mr. Jordan. 51.025 shares of Class B common stock held by Elizabeth O'Brien Jordan, also a sister of Mr. Jordan or 51.025 shares of Class B common stock held by George C. Jordan, Jr., the brother of Mr. Jordan.

(4) Does not include 16.4973 shares of Class B common stock held by the Jordan/Zalaznick Capital Company or 577.4053 shares of Class B common stock held by JZ Equity Partners PLC, a publicly traded U.K. investment trust advised by an affiliate of The Jordan Company (which is controlled by Messrs. Jordan and Zalaznick).

(5) Does not include 535.8871 shares of Class B common stock held by The Jordan Family Trust, of which John W. Jordan II, George C. Jordan, Jr. and G. Robert Fisher are the Trustees.

(6) Does not include 13.5558 shares of Class B common stock held by Bruce H. Zalaznick, the brother of Mr. Zalaznick.

(7) JII owns all of the issued and outstanding of Class A common stock, which entitles JII to approximately 80% of the voting power as of the date hereof. The principal address of JII is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL 60015.

(8) JII Partners Limited Partnership is an investment partnership whose partners include certain officers and employees of JII and its affiliates. The principal address of JI Partners is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL 60015.

The Company does not maintain any compensation plans under which equity securities are authorized for issuance.


Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              (ALL DOLLAR AMOUNTS IN THOUSANDS)
              ----------------------------------------------

         Service Agreements. Each of the following agreements was entered into on December 14, 2001. Prior to that time we operated pursuant to similar agreements. The Company, our parent, and substantially all of our subsidiaries are parties to a transaction advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which we and our subsidiaries pay JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving us and our subsidiaries or their respective businesses or properties (which were $514, $15 and $0 in 2002, 2001 and 2000 pursuant to this agreement or the predecessor agreement, as applicable); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving us or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $260, $500 and $0 in 2002, 2001 and 2000 pursuant to this agreement or the predecessor agreement, as applicable); and (iii) reimbursement of JII's out-of-pocket costs in connection with providing such services (which were $0 in each of 2002, 2001 and 2000, pursuant to this agreement or the predecessor agreement, as applicable). The amount of such fees payable in each such transaction will be no less favorable to us than those that could be obtained from comparable, unaffiliated third parties. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Advisory Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Holdings, are directors and shareholders of JII.

The Company, our parent and substantially all of our subsidiaries are parties to a management consulting agreement (the "Subsidiary Consulting Agreement"), pursuant to which we pay JII annual consulting fees (directly and through our Parent) of the greater of (i) 3.0% of our net income before interest, tax, depreciation and amortization and other non-cash charges of ours, and (ii) 1.0% of our net sales, and are required to reimburse JII for its out-of-pocket costs related to its services. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Consulting Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In accordance with this agreement or the predecessor of this agreement pursuant to which we only paid under clause (ii) above, we were charged approximately $2,854, $2,880 and $3,184 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company, our parent and substantially all of our subsidiaries are parties to a properties services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of JII, pursuant to which JI Properties provides to us the use of certain real estate and other assets, transportation and related services. Pursuant to the JI Properties Services Agreement, we are charged for our allocable portion of such services based upon (i) our usage of such services and (ii) our relative revenues, as compared to JII and its other subsidiaries. The Company is also required to reimburse JI Properties for all reasonable out of pocket expenses it incurs (unless such expenses are already included in the charges described above). In accordance with this agreement or the predecessor of this agreement, as applicable, such charges were $2,494, $2,132 and $1,995 for the years ended December 31, 2002, 2001 and 2000, respectively. The JI Properties Services Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

         JII allocates its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, based on the respective revenues and usage of corporate overhead by JII and our subsidiaries. Under this agreement, our allocable portion of corporate expenses was $2,609, $2,939 and $2,434 for the years ended December 31, 2002, 2001 and 2000, respectively.

         Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for U.S. Federal income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries pays to JII an amount determined by reference to each entity's separate return tax liability as defined in Treasury Regulation ss. 1.1552-1(a)(2)(ii). For the year ended December 31, 2002 the income tax payment by the Company to JII under the Tax Sharing Agreement was $0.

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

         Investment in Affiliate. The Company has a $12,344 investment in the Class A and Class B Preferred Units of JZ International, LLC. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other members. JZ International and its subsidiaries are focused on making European and other international investments.

         Merkle-Korff Leases. Merkle-Korff leases some of its plants, warehouse and offices under a net lease (the "Merkle-Korff Leases") from companies controlled by John Simms, Sr., a Director of the Company. Rent expenses, including real estate taxes attributable to the Merkle-Korff Leases, amounted to $560 for the year ended December 31, 2002. The Company has agreed to pay future minimum rental payments under the Merkle-Korff Leases amounting to approximately $400 for the year ended December 31, 2003. The Company has the right of first refusal to buy these facilities from Mr. Simms. See Note 10 to the Company's Consolidated Financial Statements. The Company believes the terms of the Merkle-Korff Leases are comparable to the terms it would obtain from a non-affiliated party.

         Motion Control Leases. Motion Control leases substantially all of its production and office space under noncancellable operating leases from a limited partnership whose partners include officers of Motion Control. These leases expire in 2011. Rent expense under the leases was $1,260 for the year ended December 31, 2002. The Company believes the terms of the Motion Control leases are comparable to the terms it would obtain from a non-affiliated party.

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


Item 14. CONTROLS AND PROCEDURES

         Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, our chairman and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission. Based on such evaluation, our chairman and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         There have been no significant changes in the internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV
-------

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

(a)   Documents filed as part of this report:

(1)   Financial Statements
      --------------------

      Reference is made to the Index to Consolidated Financial Statements Appearing in Item 8, which Index is incorporated herein by reference.

(2)   Financial Statement Schedule
      ----------------------------

      The following financial statement schedule for the years ended December 31, 2002, 2001 and 2000 is submitted herewith:

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


(3)  Exhibits
     --------

       An index to the exhibits required to be listed under this Item 15(a)(3) follows the "Signatures" section hereof and is incorporated herein by reference.

(b)  Reports on Form 8-K

     None.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KINETEK, INC.


                                       By       /s/ Thomas H. Quinn
                                                -----------------------------
Dated:  March 31, 2003                          Thomas H. Quinn
                                                Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By       /s/ Thomas H. Quinn
                                                -----------------------------
Dated:  March 31, 2003                          Thomas H. Quinn
                                                Chairman of the Board


                                       By       /s/ John W. Jordan II
                                                -----------------------------
Dated:  March 31, 2003                          John W. Jordan II
                                                Director


                                       By       /s/ Daniel D. Drury
                                                -----------------------------
Dated:  March 31, 2003                          Daniel D. Drury
                                                Chief Fianancial Officer

                                 CERTIFICATE


I, Thomas H. Quinn, certify that:

1.       I have reviewed this annual report on Form 10-K of Kinetek, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

                                            /s/ Thomas H. Quinn
                                           ---------------------------
                                           Name:    Thomas H. Quinn
                                           Title:   Chairman

                                  CERTIFICATE


I, Daniel D. Drury, certify that:

1.       I have reviewed this annual report on Form 10-K of Kinetek, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

                                            /s/ Daniel D. Drury
                                           ------------------------------
                                           Name:   Daniel D. Drury
                                           Title:  Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                            Description
Number

2.1 Contingent Earnout Agreement, dated as of November 7, 1996, by and among Kinetek, Inc., Kinetek Industries, Inc., The New Imperial Electric Company, The New Scott Motors Company, New Gear Research, Inc., The Imperial Electric Company, The Scott Motors Company and Gear Research, Inc. (incorporated by reference to Exhibit 2.2 to Kinetek, Inc.'s Form S-4 Registration Statement) (File No. 333-19257) (The "1996 S-4")

2.2 Share Purchase Agreement, dated March 2, 1997, by and among Motors and Gears Holdings, Inc. and the stockholders of FIR Group Holdings Italia, S.r.l. (incorporate by reference to exhibit 2.1 to Form 8-K of Kinetek, Inc., date March 31, 1998)

2.3 Purchase Agreement, dated November 17, 1997, by and among Motion Holdings, Inc. and the shareholders of Motion Control Engineering, Inc. (incorporated by reference to exhibit 2.2 to Form 8-K of Kinetek, Inc., dated March 31, 1998)

2.4 Agreement for purchase and sale of stock of Electrical Design and Control Company by and among ED&C Holdings, Inc. and the shareholders of Electrical Design and Control Company, (incorporated by reference to exhibit 2.3 to Form 8-K of Kinetek, Inc., dated March 31, 1998)

2.5 Share Purchase Agreement, dated April 9, 1998, for the direct and indirect sale of all the shares of Advanced DC (incorporated by reference to exhibit 99.1 to Form 8-K of Kinetek, Inc., dated January 28, 2000)

2.6 Amendment No. 1 to Agreement for Purchase and Sale of Stock, dated May 15, 1998, for the direct and indirect sale of all the shares of Advanced DC (incorporated by reference to exhibit 99.2 to Form 8-K of Kinetek, Inc., dated January 28, 2000)

3.1 Certificate of Amendment of Certificate of Incorporation of Motors And Gears, Inc. and Certificate of Incorporation of Motors And Gears, Inc. (incorporated by reference to Exhibit 3.1 to Kinetek Inc.'s Form 10-K Annual Report, dated March 28, 2001)

3.2 Bylaws of Kinetek, Inc. (incorporated by reference to Exhibit 3.2 to the 1996 S-4)

4.1 Indenture, dated November 7, 1996, between Kinetek, Inc. and Fleet National Bank (incorporated by reference to Exhibit 4.1 to the 1996 S-4)

4.2 First Supplemental Indenture, dated December 17, 1997, between Kinetek, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Kinetek Inc.'s Form S-4 Registration Statement) (File No. 333-44057) (the "1998 S-4")

4.3 Indenture, dated December 17, 1997, between Kinetek, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the 1998 S-4)

4.4       5% Indenture, dated as of April 12, 2002, among Kinetek
          Industries, Inc., U.S. Bank National Association, as Trustee and the Guarantors listed therein (this Indenture is the same as the 10% Indenture other than the interest rate) (incorporated by reference to Exhibit 4.4 to Form 8-K of Kinetek, Inc., dated May 8, 2002)(the "2002 8-K")

4.5 Global 5% Note of Kinetek Industries, Inc. (incorporated by reference to Exhibit 4.5 to the 2002 8-K)

4.6 Global 10% Note of Kinetek Industries, Inc. (incorporated by reference to Exhibit 4.5 to the 2002 8-K)

4.7 Registration Rights Agreement, dated as of April 12, 2002, among Kinetek Industries, Inc., Jefferies & Company, Inc. and the Guarantors listed therein (incorporated by reference to Exhibit 4.7 to the 2002 8-K)

4.8 Intercreditor Agreement, dated as of April 12, 2002, between U.S. Bank National Association and Fleet Capital Corporation, as agent (incorporated by reference to Exhibit 4.8 to the 2002 8-K)

4.9 Security Agreement, dated as of April 12, 2002, between Kinetek Industries, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to the 2002 8-K)

4.10 Guarantor Security Agreement, dated as of April 12, 2002, between Kinetek, Inc. and U.S. Bank National Association (substantially identical agreements were entered into with 9 subsidiaries that are also guarantors) (incorporated by reference to Exhibit 4.9 to the 2002 8-K)

4.11 Pledge Agreement, dated as of April 12, 2002, between Kinetek Industries, Inc. and U.S. Bank National Association (substantially identical agreements were entered into with Kinetek, Inc. and 3 subsidiaries) (incorporated by reference to Exhibit 4.9 to the 2002 8-K)

4.12 Copyright, Patent and Trademark License Mortgage, dated as of April 12, 2002, between Kinetek, Inc. and U.S. Bank National Association (substantially identical agreements were entered into with 3 subsidiaries) (incorporated by reference to Exhibit 4.9 to the 2002 8-K)

4.13 Real Property Mortgage, dated as of April 12, 2002, between Advanced D.C. Motors, Inc. and U.S. Bank National Association (substantially identical agreements were entered into with 2 other subsidiaries) (incorporated by reference to Exhibit 4.9 to the 2002 8-K)

10.1 Loan and Security Agreement, dated December 18, 2001 by and among Kinetek Industries, Inc., the lenders listed thereto and Fleet Capital Corporation, as Agent (incorporated by reference to Exhibit
          10.1 to Form 10-K/A of Kinetek, Inc., dated April 19, 2002

10.2 Consent and Amendment No. 1 to Loan and Security Agreement, dated as of April 12, 2002, among Kinetek Industries, Inc., the lenders listed thereon and Fleet Capital Corporation, as agent (incorporated by reference to Exhibit 10.2 to the 2002 8-K)

10.3 Management Consulting Agreement, dated December 14, 2001, by and among Jordan Industries, Inc., the Company and the other signatories thereto (incorporated by reference to Exhibit 10.2 to Form 10-K of Kinetek, Inc., dated March 29, 2002 (the "2002 10-K")

10.4 Properties Services Agreement, dated December 14, 2001, by and among JI Properties, Inc., the Company and the other signatories thereto (incorporated by reference to Exhibit 10.3 to the 2002 10-K)

10.5 Transaction Advisory Agreement, dated December 14, 2001, by and among Jordan Industries, Inc., the Company and the other signatories thereto (incorporated by reference to Exhibit 10.4 to the 2002 10-K)

10.6 Agreement to Join in the Filing of Consolidated Tax Return, dated December 14, 2001 by and among Jordan Industries, Inc., the Company and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the 2002 10-K)

10.7 Transition Agreement, dated July 25, 1997, by and between Motors and Gears Holdings, Inc. and Jordan Industries, Inc. (incorporated by reference to Exhibit 10.8 to the 1998 S-4).

10.8 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and Thomas H. Quinn (incorporated by reference to Exhibit 10.1(a) to the 1998 S-4)

10.9 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and Jonathan F. Boucher (incorporated by reference to Exhibit 10.1(b) to the 1996 S-4)

10.10 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and David W. Zalaznick (incorporated by reference to Exhibit 10.1(c) to the 1996 S-4)

10.11 Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and John W. Jordan II (incorporated by reference to Exhibit 10.1(d) to the 1996 S-4)

10.12 Merkle-Korff Industries, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $5,000,000 payable to John D. Simms Revocable Trust Under Agreement (incorporated by reference to
          Exhibit 10.9 to the 1996 S-4)

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