Form 10-Q
period 2003-03-31
KINETEK INC
filed 2003-05-13
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2003              Commission File Number 333-19257


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

                Yes       x                No ___
                         ---

     Indicate by check mark whether the registrant is an acceleratef filer (as defined in Rule 12b-2 Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.


                Yes                       No   x
                        ---                   ---
     The number of shares outstanding of Registrant's Common Stock as of May 13, 2003: 10,000.

                                  KINETEK, INC.


                                     INDEX

   Part I         FINANCIAL INFORMATION                             PAGE NO.
   ------         ---------------------                             --------

   Item 1.        Financial Statements (Unaudited)                      3

   Item 2.        Management's Discussion and Analysis of Financia      9
                  Condition and Results of Operations

   Item 3.        Quantitative and Qualitative Disclosures About       11
                  Market Risk

   Item 4.        Controls and Procedures                              11

   Part II        OTHER INFORMATION
   -------        -----------------

   Item 1.        Legal Proceedings                                    12

   Item 2.        Changes in Securities and Use of Proceeds            12

   Item 3.        Defaults Upon Senior Securities                      12

   Item 4.        Submission of Matters to a Vote of Security          12
                  Holders

   Item 5.        Other Information                                    12

   Item 6.        Exhibits and Reports on Form 8-K                     12

                  Signatures                                           13

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         -------------------------------

                                                                      PAGE NO.


Condensed Consolidated Balance Sheets at March 31, 2003                   4
and December 31, 2002

Condensed Consolidated Statements of Operations for the                   5
three months ended March 31, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the three             6
months ended March 31, 2003 and 2002

Notes to Condensed Consolidated Financial Statements                    7-11

                                 KINETEK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                  March 31,        December 31,
                                                    2003                2002
                                            ------------------------------------
                                                     (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                            $ 16,421     $ 14,654
  Accounts receivable, net                               59,305       53,495
  Inventories                                            51,424       47,524
  Deferred income taxes                                   4,747        4,545
  Prepaid expenses and other current assets               4,165        4,261
  Due from affiliated company                             7,633        6,540
                                                       --------     ---------
       Total current assets                             143,695      131,019

Property, plant, and equipment, net                      31,795       32,148
Goodwill, net                                           179,648      179,069
Deferred financing costs, net                             9,277        9,939
Investment in affiliate                                  12,344       12,344
Other assets, net                                           800          738
                                                       --------     ---------
       Total assets                                    $377,559     $365,257
                                                       ========     =========

LIABILITIES AND SHAREHOLDER'S EQUITY
(NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable                                     $ 30,497     $ 27,083
  Accrued interest payable                               12,647        4,989
  Accrued expenses and other current liabilities         11,113       12,313
  Current portion of long term debt                      16,001       17,448
       Total current liabilities                         70,258       61,833

Long-term debt                                          295,603      295,517
Deferred income taxes                                    16,420       16,067
Other non-current liabilities                             5,324        5,046

Shareholder's equity (net capital deficiency):
    Common stock, $1 par value, 10,000 shares
    authorized, issued and outstanding                       10           10
  Additional paid-in-capital                             49,996       49,996
  Accumulated deficit                                   (58,153)     (55,997)
  Accumulated other comprehensive loss                   (1,899)      (7,215)
                                                       ---------    ---------
    Total shareholder's equity                          (10,046)     (13,206)
 (net capital deficiency)                              ---------    ---------
                                                       $377,559     $365,257
    Total liabilities and shareholder's equity         =========    =========
(net capital deficiency)









See accompanying notes to condensed consolidated financial statements.

                                 KINETEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                      Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                  2003                 2002
                                                  ----                 ----

Net sales                                         $71,252             $ 68,198
Cost of sales, excluding depreciation              46,378               43,700
Selling, general and administrative expenses       13,474               12,461
Depreciation                                        1,802                1,526
Amortization                                           55                  104
Management fees and other                             735                  692
                                                  -------             ---------
Operating income                                    8,808                9,715

Other (income)/ expense:
   Interest expense                                 8,803                8,098
   Interest income                                    (48)                 (75)
   Miscellaneous, net                                 316                   (5)
                                                  --------            ---------

Income (loss) before income taxes and
cumulative effect of accounting change               (263)               1,697

Income tax provision                                1,893                  764
                                                  --------            ---------

Income (loss) before cumulative effect             (2,156)                 933
of accounting change
Cumulative effect of change in                          -              (21,992)
accounting principle                              --------            ---------

Net loss                                          $(2,156)            $(21,059)
                                                  ========            =========








See accompanying notes to condensed consolidated financial statements.

                                 KINETEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                             Three Months Ended
                                                                  March 31,
                                                         -----------------------

                                                           2003           2002
                                                           ----           ----

Cash flows from operating activities:
  Net loss                                                $ (2,156)    $(21,059)
Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
   Cumulative effect of change in accounting principle           -       21,992
   Depreciation and amortization                             2,542        2,055
   Deferred income taxes                                       151           25

Changes in operating assets and liabilities:
   Current assets                                           (9,614)      (1,459)
   Current liabilities                                       9,872        6,495
   Non-current assets & liabilities                            264         (202)
   Payable to affiliated company                            (1,093)         738
                                                          ---------     --------
   Net cash (used in) provided by operating activities         (34)       8,585

Cash flows from investing activities:
   Capital expenditures, net                                  (961)        (922)
                                                          ---------    ---------
   Net cash used in investing activities                      (961)        (922)

Cash flows from financing activities:
   Borrowings (repayments) on revolving credit
      facility                                                 231       (9,206)
   Repayment of other long-term debt                        (1,616)      (2,321)
                                                          ---------    ---------
   Net cash used in financing activities                    (1,385)     (11,527)

Effect of exchange rate changes on cash                      4,147       (1,008)
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents         1,767       (4,872)

Cash and cash equivalents at beginning of period            14,654       17,558
                                                          ---------    ---------
Cash and cash equivalents at end of period                 $16,421     $ 12,686
                                                          ==========   =========







See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


1.      Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and which are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.


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


3.      Inventories

Inventories are summarized as follows:

                                  March 31,              December 31,
                                    2003                     2002
                             --------------------    ---------------------


Raw materials                      $21,059                $23,445
Work in process                     23,041                 16,842
Finished goods                       7,324                  7,237
                                   -------                -------
                                   $51,424                $47,524
                                   =======                =======


4.      Comprehensive Income

Total comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is as follows:

                                                      Three Months Ended
                                                          March 31,
                                                ----------------------------

                                                      2003         2002
                                                      ----          ----

       Net (loss)                                  $(2,156)       $(21,059)
       Foreign currency translation adjustment       5,316          (2,357)
                                                   -------        ---------
       Comprehensive income (loss)                 $ 3,160        $(23,416)
                                                   =======        =========

5.      Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards, No. 142, "Goodwill and Other Intangible Assets". As a result, the Company recorded a non-cash pretax and after-tax charge of $21,992, which has been shown as a cumulative effect of a change in accounting principle.

6.      Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2002 consolidated financial statements with respect to segmentation or the measurement of segment profit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statement regarding the Company in this document that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations about future events, which the Company has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the industry in which the Company operates, the dependence on senior management, maintaining sufficient working capital financing, competitive pressures, general economic conditions and a softening of consumer acceptance of the Company's products leading to a decrease in anticipated revenue and gross profit margins.

Summary financial information included in the financial statements of the Company is as follows:


                                                         Three Months Ended
                                                             March 31,
                                               ---------------------------------

                                                     2003              2002
                                                     ----              ----

                                                 (Dollar amounts in thousands)
Net sales
  Motors                                          $51,330            $48,433
  Controls                                         19,922             19,765
                                                  -------            --------
                                                   71,252             68,198
Operating income
  Motors                                            9,319              9,483
  Controls                                          2,722              2,611
                                                  -------            --------
                                                   12,041             12,094

Management fees and unallocated                     3,233              2,379
corporate overhead                                -------            --------
Total operating income                              8,808              9,715

Interest expense                                    8,803              8,098
Interest income                                       (48)               (75)
Miscellaneous, net                                    316                 (5)
                                                  --------           --------
Income (loss) before income taxes                 $  (263)           $ 1,697
                                                  ========           ========

Consolidated Results of Operations

Net sales for the three months ended March 31, 2003 were $71.3 million, an increase of $3.1 million, or 4.5% from the same period in 2002. Sales of the Company's Motors segment increased $2.9 million, or 6.0% for the quarter. Sales of subfractional motor products increased 7.3%, led by strong demand for general business motor products (such as those used in restaurant, lottery and medical applications). Sales of fractional and integral motor products increased 5.1%, driven by the addition of sales by the Kinetek De Sheng joint venture "KDS" ($2.3 million), and by the impact of Euro currency translation on sales by FIR, which resulted in a $1.3 million increase in dollar sales. These increases in sales of fractional and integral motor products were partially offset by lower demand for products sold in the U.S., principally for those used in material handling and golf cart end markets. Demand for products in the U.S. floor care market and all markets in Europe was essentially flat with the first quarter of 2002. Sales of the Company's Controls segment increased $0.2 million, or 0.8%, over 2002 results. This resulted from a $0.6 million increase in sales of conveyor controls driven by share gains, offset by a $0.4 million decrease in elevator controls due to general market sluggishness.

Total operating income for the first quarter of 2003 was $8.8 million, a decline of $0.9 million, or 9.3% from the same quarter of the previous year. Operating income for the first three months of 2003 in the Motors segment was $9.3 million, which was $0.2 million, or 1.7%, lower than in the same period of 2002. Operating income for the Controls segment was $2.7 million, which was $0.1 million, or 4.3% higher than in 2002's first quarter. Total Company gross margin was $24.9 million for the quarter, representing an increase of $0.4 million, or 1.5%, from the same period of 2002. The increased gross margin was due mainly to the variances in sales discussed above. Gross margin was 34.9% of sales in 2003, compared to 35.9% of sales in 2002. The decline in gross margin as a percentage of sales is attributable to the addition of the sales of KDS, where profitability is much lower than in the Company's other businesses. Selling, general, and administrative expenses ("SG&A") were $13.5 million for the three-month period, an increase of $1.0 million, or 8.1%, from the same period in 2002. This increase is due to increases in unallocated corporate overhead of $0.8 million, and the addition of the SG&A of KDS in the amount of $0.4 million. These increases were partially offset by modestly lower SG&A in the Company's other business units.

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

Operating activities. Net cash provided by operating activities for the three-month period ended March 31, 2003 was zero, compared to $8.6 million provided by operating activities for the three months ended March 31, 2002. The decrease is due primarily to the Company's net loss before cumulative effort of accounting change for the quarter, which was $3.1 million unfavorable to the net income reported in 2002, and to increased accounts receivable during the 2003 quarter, which was $3.3 million larger than the prior year's increase.

Investing activities. In the first quarter of 2003, the Company made $1.0 million in payments for capital expenditures.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of May 13, 2003, the Company has approximately $22.5 million of available funds under this Credit Agreement.

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


Item 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated there under, our chairman and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission. Based on such evaluation, our chairman and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


                                      KINETEK, INC.



                                      By: /s/ Daniel Drury
                                          -------------------------
                                          Daniel Drury
                                          Chief Financial Officer



May 13, 2003

                                   CERTIFICATE





I, Thomas H. Quinn, certify that:
1.    I have reviewed this quarterly report on Form 10-Q of Kinetek, Inc.;
2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,
           including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
           and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:    May 13, 2003                             /s/ Thomas H. Quinn
                                                  ------------------------
                                          Name:    Thomas H. Quinn
                                          Title:   Chairman

                                   CERTIFICATE

I, Daniel D. Drury, certify that:


1.       I have reviewed this quarterly report on Form 10-Q of Kinetek, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:    May 13, 2003                             /s/ Daniel D. Drury
                                                  ---------------------------
                                      Name:       Daniel D. Drury
                                      Title:      Chief Financial Officer