Form 10-Q
period 2003-06-30
KINETEK INC
filed 2003-08-13
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For quarter ended June 30, 2003         Commission File Number 333-19257


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

                    Yes      x                 No
                            ---                --

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes                        No      x
                    ---                               ---

        The number of shares outstanding of Registrant's Common Stock as of August 13, 2003: 10,000.

                                 KINETEK, INC.


                                     INDEX


 Part I    FINANCIAL INFORMATION                                       PAGE NO.
 ------    ---------------------                                       --------
 Item 1.   Financial Statements (Unaudited)                                3

 Item 2.   Management's Discussion and Analysis of Financial               9
           Condition and Results of Operations

 Item 3.   Quantitative and Qualitative Disclosures About                  1
           Market Risk

 Item 4.   Controls and Procedures                                        12

 Part II   OTHER INFORMATION

 Item 1.   Legal Proceedings                                              13

 Item 2.   Changes in Securities and Use of Proceeds                      13

 Item 3.   Defaults Upon Senior Securities                                13

 Item 4.   Submission of Matters to a Vote of Security                    13
           Holders

 Item 5.   Other Information                                              13

 Item 6.   Exhibits and Reports on Form 8-k                               13

           Signatures                                                     14

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                       PAGE NO.
                                                                       --------

Condensed Consolidated Balance Sheets at June 30, 2003                     4
and December 31, 2002

Condensed Consolidated Statements of Operations for the                    5
three and six months ended June 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the six                6
months ended June 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements                     7-8

                                  KINETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                    June 30,       December 31,
                                                      2003             2002
                                                  --------------   ------------
                                                   (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                           $ 16,614         $ 14,654
  Accounts receivable, net                              58,185           53,495
  Inventories                                           52,120           47,524
  Deferred income taxes                                  4,059            4,545
  Prepaid expenses and other current assets              3,954            4,261
  Due from affiliated company                            5,480            6,540
                                                      --------          --------
       Total Current Assets                            140,412          131,019


Property, plant, and equipment, net                     30,994           32,148
Goodwill, net                                          179,746          179,069
Deferred financing costs, net                            8,616            9,939
Investment in affiliate                                 12,344           12,344
Other assets, net                                          883              738
                                                      --------         ---------
       Total Assets                                   $372,995         $365,257
                                                      ========         =========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET
CAPITAL DEFICIENCY)

Current Liabilities:
  Accounts payable                                     $30,196         $ 27,083
  Accrued interest payable                               4,124            4,989
  Accrued expenses and other current liabilities        11,802           12,313
  Current portion of long term debt                     11,355           17,448
                                                      --------         ---------
       Total Current Liabilities                        57,477           61,833

Long-term debt                                         300,543          295,517
Deferred income taxes                                   18,145           16,067
Other non-current liabilities                            5,412            5,046

Shareholder's Equity (Net Capital Deficiency):
  Common Stock                                              10               10
  Additional paid-in-capital                            49,996           49,996
  Accumulated deficit                                   57,370)         (55,997)
  Accumulated other comprehensive loss                  (1,218)          (7,215)
                                                      --------         ---------
      Total Shareholder's Equity (Net Capital
      Deficiency)                                       (8,582)        $(13,206)
                                                      ---------        ---------
      Total Liabilities and Shareholder's Equity
      (Net Capital Deficiency)                        $372,995         $365,257
                                                      ========         =========





See accompanying notes to condensed consolidated financial statements.



                                              KINETEK, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                  ----------------------         -----------------------
                                                    2003         2002              2003        2002
                                                    ----         ----              ----        ----

Net Sales                                        $  71,940    $  74,243         $ 143,192     $ 142,441
Cost of sales, excluding
   depreciation                                     47,086       47,723            93,464        91,423
Selling, general and
   administrative expenses                          13,749       12,105            27,223        24,566
Depreciation                                         1,796        1,683             3,598         3,209
Amortization                                            31          123                86           227
Management fees and other                              711          745             1,446         1,437
                                                 ----------   ----------        ----------     ---------

               Operating Income                      8,567       11,864            17,375        21,579

Other (income)/ expense:
   Interest expense                                  8,632        8,453            17,435        16,551
   Interest income                                     (21)         (74)              (69)         (149)
   Miscellaneous, net                               (5,536)         (69)           (5,220)          (74)
                                                 ----------   ----------        ----------     ---------
Income before income taxes and cumulative
effect of accounting change                          5,492        3,554             5,229         5,251

Income tax provision                                 4,709        1,600             6,602         2,364
                                                 ----------   ----------        ----------     ---------

Income before cumulative effect of accounting
change                                                 783        1,954            (1,373)        2,887
                                                 ----------   ----------        ----------     ---------

Cumulative effect of change in accounting
principle                                                -            -                 -       (21,992)
                                                 ---------    ----------        ----------     ---------

Net Income (loss)                                $     783    $   1,954         $  (1,373)    $ (19,105)
                                                 =========    ==========        ==========    ==========





See accompanying notes to condensed consolidated financial statements.



                                          KINETEK, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                   ----------------------------------
                                                                         2003              2002
                                                                         ----              ----

Cash flows from operating activities:
  Net loss                                                            $ (1,373)        $(19,105)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Cumulative effect of change in accounting principle                      --           21,992
   Depreciation and amortization                                         5,160            4,676
   Deferred income taxes                                                 2,564              176
   Gain on extinguishment of debt, see note 7                           (4,543)              --

Changes in operating assets and liabilities net of
  effects of acquisitions:
   Current assets                                                       (8,979)             354
   Current liabilities                                                   2,430            3,986
   Non-current assets & liabilities                                        239           (1,921)
   Payable to affiliated company                                         1,060              912
                                                                      --------         --------
   Net cash (used in) provided by operating activities                  (3,442)          11,070

Cash flows from investing activities:
   Capital expenditures, net                                            (1,892)          (1,949)
   Acquisition of subsidiary                                                --           (9,503)
                                                                      ---------        --------
   Net cash used in investing activities                                (1,892)         (11,452)

Cash flows from financing activities:
   Net increase (repayment) of borrowings under revolving
    credit facility and other long-term debt                             2,631          (22,048)
   Proceeds from issuance of long term debt                                 --           20,456
   Cash acquired in purchase of subsidiary                                  --              892
   Additional purchase price for acquisition                                --             (100)
                                                                      --------         --------
   Net cash provided by (used in) financing activities                   2,631             (800)

Effect of exchange rate changes on cash                                  4,663              327
                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                     1,960             (855)

Cash and cash equivalents at beginning of period                        14,654           17,558
                                                                      --------         --------
Cash and cash equivalents at end of period                            $ 16,614         $ 16,703
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

3.       Inventories

Inventories are summarized as follows:

                                        June 30,             December 31,
                                          2003                   2002
                                 --------------------------------------------

   Raw materials                        $21,693                $23,445
   Work in process                       22,673                 16,842
   Finished goods                         7,754                  7,237
                                        -------                -------
                                        $52,120                $47,524
                                        =======                =======


4.       Comprehensive Income

Total comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 is as follows:

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                   --------------------     -------------------

                                    2003          2002       2003         2002
                                    ----          ----       ----         ----

Net income (loss)                 $   783      $ 1,954     $(1,373)    $(19,105)
Foreign currency
   translation adjustment             681        2,477       5,997          120
                                  -------      -------     -------     --------
Comprehensive income (loss)       $ 1,464      $ 4,431     $ 4,624     $(18,985)
                                  =======      =======     =======     ========

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

7.       Settlement of Litigation

In June 2003, the Company reached a settlement with the former shareholders of ED&C in which the Company received $1,150 cash, and $3,850 in Subordinated Notes Payable to the ED&C shareholders plus $693 of accrued and unpaid interest were extinguished. The settlement is recognized as income on the Condensed Consolidated Statement of Operations within Other (income)/expense - Miscellaneous, net.


8.       Income taxes

The second quarter tax provision consists primarily of federal tax of approximately $1,941, state and local tax of approximately $357 and foreign income tax of approximately $729. The tax provision also includes a charge of approximately $1,682 to increase the valuation allowance related to deferred tax assets. As a result of the adoption of Statement of Financial Accounting Standards, No. 142, "Goodwill and Other Intangible Assets", and ceasing amortization of goodwill for book purposes, the reversal of the temporary difference related to goodwill amortization for income tax purposes is indefinite and can no longer be utilized to offset deferred tax assets.

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

Summary financial information included in the financial statements of the Company is as follows:


                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                            June 30,
                                           ------------------------------    -----------------------------
                                               2003             2002             2003             2002
                                               ----             ----             ----             ----
                                                            (Dollar amounts in thousands)

Net sales
  Motors                                     $51,108          $53,485         $102,438         $101,918
  Controls                                    20,832           20,758           40,754           40,523
                                             -------          -------         --------         --------
                                              71,940           74,243          143,192          142,441
Operating income
  Motors                                       9,861           11,794           19,180           21,277
  Controls                                     2,324            2,469            5,046            5,080
                                             -------          -------         --------         --------
                                              12,185           14,263           24,226           26,357

Management fees and
   unallocated corporate
   overhead                                    3,618            2,399            6,851            4,778
                                             -------          -------         --------         --------
Total operating income                         8,567           11,864           17,375           21,579

Interest expense                               8,632            8,453           17,435           16,551
Interest income                                  (21)             (74)             (69)            (149)
Miscellaneous, net                            (5,536)             (69)          (5,220)             (74)
                                             -------          -------         --------         --------

Income before income taxes
   and cumulative effect
   of accounting change                      $ 5,492          $ 3,554           $5,229           $5,251
                                             =======          =======         ========         ========

Consolidated Results of Operations

Net sales for the second quarter of 2003 were 3.1% ($2.3 million) below those of the same period for 2002 at $71.9 million. Net sales for the first six months of 2003 increased 0.5% ($0.8 million) from 2002, to $143.2 million. The decline in sales resulted from general softness in substantially all of the Company's principal markets. The motors segment delivered a 4.4% decrease in second quarter sales versus 2002, with year to date sales 0.5% above the same period in 2002. Net sales of subfractional motors decreased 6.8% for the second quarter, driven by protracted weakness in the bottle and can vending market and reduced demand for refrigeration appliance motors, which were offset in part by good demand for other products, such as those used in medical, restaurant, and automotive end markets. Net sales of subfractional products are even with the prior year to date, as a result of strong first quarter sales that were offset entirely by the second quarter softness described previously. Net sales of fractional/integral motors decreased 2.9% for the second quarter and increased 0.9% for the year to date, compared with the same periods in 2002. The reductions in sales were led by declines in sales of DC products used in material handling and golf car applications and reduced demand for AC and DC products used in the floor care end market, and a weak market in Europe. These declines were offset in part by the impact of Euro currency translation on sales by FIR, which resulted in increases in sales of $0.2 million and $1.5 million for the second quarter and year to date periods, respectively. Net sales in the controls segment rose 0.4% in the second quarter and 0.6% for the year to date compared with 2002 performance. The changes in controls segment sales were driven by an improved elevator modernization market (up 6.4% for the second quarter while remaining 1.2% below the first half of 2002) and higher automotive conveyor controls driven by share gains during the first quarter of 2003.

Total company gross margin was $24.9 million in the second quarter, a decline of 6.3% from 2002. For the six-month period, gross margin fell 2.5% to $49.7 million. Gross margin as a percentage of sales fell from 35.7% in 2002's second quarter to 34.5% in 2003. For the year to date, gross margin fell from 35.8% of sales in 2002 to 34.7% in 2003. The slightly lower gross margins as a percentage of sales are primarily attributable to unfavorable product sales mix and to direct material cost inflation in China.

Total operating income for the second quarter of 2003 was $8.6 million, a decline of $3.3 million, or 27.8% from the second quarter of 2002. Total year to date operating income was $17.4 million, down $4.2 million, or 19.5% from the same period of 2002. Operating income for the motors segment decreased 16.4% for the quarter ended on June 30, 2003 to $9.9 million, and decreased 9.9% to $19.2 million for the year to date. The operating income of the controls segment decreased 5.9% to $2.3 million for the quarter, and decreased 0.7% to $5.0 million for the six-month period then ended. Selling, general, and administrative expenses ("SG&A") were $13.8 million for the second quarter, an increase of 13.6% ($1.6 million) from 2002. The increases during the second quarter are driven by unallocated corporate overhead that was $1.2 million higher and increases in research and development costs at Motion Control Engineering ("MCE") relating to upcoming new product introductions ($0.4 million). For the 2003 year to date, SG&A expenses were $27.2 million, an increase of 10.8% ($2.7 million) from the previous year. The year to date increases are driven by unallocated corporate overhead that was $2.1 million higher, and to the aforementioned research and development costs at MCE.

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

Operating activities. Net cash used by operating activities for the six months ended June 30, 2003 was $3.4 million, compared to $11.1 million provided from operating activities for the six months ended June 30, 2003. The decrease is due to the Company's lower operating performance discussed under the heading "Consolidated Results of Operations", and to increases in working capital in 2003. Current assets increased $9.0 million in the first half of 2003, primarily as the result of foreign currency revaluation ($3.1 million), increased inventory and accounts receivable associated with numerous long-term contracts in the Controls segment ($2.3 million), and increased inventory for the Company's strategic manufacturing initiatives ($1.0 million).

Investing activities. In the first half of 2003, the Company made $1.9 million in payments for capital expenditures, an amount slightly lower than in the same period of 2002. In 2002, the Company made $9.5 million in payments, including related transaction costs, to form the Kinetek De Sheng joint venture.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of August 13, 2003, the Company has approximately $17.7 million of available funds under this Credit Agreement.

On April 12, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of the Company, issued $15 million principal amount of 5% Senior Secured Notes and $11 million principal amount of 10% Senior Secured Notes for total net proceeds of approximately $20.5 million.




Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2003 the Company had variable rate debt outstanding of $5.3 million. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.1 million. The Company does not believe that its market risk from financial instruments on June 30, 2003 would have a material effect on future operations or cash flow.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 4.  CONTROLS AND PROCEDURES
         -----------------------

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date") with the Securities and Exchange Commission. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


  Item 3.           DEFAULTS UPON SENIOR SECURITIES
                    -------------------------------
                    None


  Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    ---------------------------------------------------
                    None


  Item 5.           OTHER INFORMATION
                    -----------------
                    None


  Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

              (a) A list of exhibits filed with this report is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
              (b)   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             KINETEK, INC.



                                         By: /s/ Daniel Drury
                                             ------------------------------
                                             Daniel Drury
                                             Chief Financial Officer


         August 13, 2003

                                  EXHIBIT INDEX

Exhibit
Number                            Description

 31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
 31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)