Form 10-Q
period 2003-09-30
KINETEK INC
filed 2003-11-14
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

-------------------------------------------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For quarter ended September 30, 2003         Commission File Number 333-19257


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

        The number of shares outstanding of Registrant's Common Stock as of November 14, 2003: 10,000.

                                 KINETEK, INC.


                                     INDEX


 Part I    FINANCIAL INFORMATION                                       PAGE NO.
 ------    ---------------------                                       --------
 Item 1.   Financial Statements (Unaudited)                                3

 Item 2.   Management's Discussion and Analysis of Financial               9
           Condition and Results of Operations

 Item 3.   Quantitative and Qualitative Disclosures About                 11
           Market Risk

 Item 4.   Controls and Procedures                                        12


 Part II   OTHER INFORMATION
 ------    -----------------
 Item 1.   Legal Proceedings                                              13

 Item 2.   Changes in Securities and Use of Proceeds                      13

 Item 3.   Defaults Upon Senior Securities                                13

 Item 4.   Submission of Matters to a Vote of Security                    13
           Holders

 Item 5.   Other Information                                              13

 Item 6.   Exhibits and Reports on Form 8-k                               13

           Signatures                                                     14

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                       PAGE NO.
                                                                       --------

Condensed Consolidated Balance Sheets at September 30, 2003                4
and December 31, 2002

Condensed Consolidated Statements of Operations for the                    5
three and nine months ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the nine               6
months ended September 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements                     7-8


                                   KINETEK, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                       September 30,    December 31,
                                                           2003             2002
                                                      --------------    ------------
                                                       (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                              $ 17,177         $ 14,654
  Accounts receivable, net                                 60,448           53,495
  Inventories                                              52,050           47,524
  Deferred income taxes                                     3,138            4,545
  Prepaid expenses and other current assets                 3,340            4,261
  Due from affiliated company                               5,390            6,540
                                                         --------         --------
       Total Current Assets                               141,543          131,019


Property, plant, and equipment, net                        30,463           32,148
Goodwill, net                                             180,130          179,069
Deferred financing costs, net                               7,954            9,939
Investment in affiliate                                    12,344           12,344
Other assets, net                                             984              738
                                                         --------         --------
       Total Assets                                      $373,418         $365,257
                                                         ========         ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET
CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                        $27,667         $ 27,083
  Accrued interest payable                                 11,852            4,989
  Accrued expenses and other current liabilities           11,285           12,313
  Current portion of long term debt                        12,261           17,448
                                                         --------         --------
       Total Current Liabilities                           63,065           61,833

Long-term debt                                            296,311          295,517
Deferred income taxes                                      18,127           16,067
Other non-current liabilities                               5,396            5,046

Shareholder's Equity (Net Capital Deficiency):
  Common Stock                                                 10               10
  Additional paid-in-capital                               49,996           49,996
  Accumulated deficit                                     (59,236)         (55,997)
  Accumulated other comprehensive loss                       (251)          (7,215)
                                                         --------         --------
      Total Shareholder's Equity (Net Capital
      Deficiency)                                         $(9,481)        $(13,206)
                                                         --------         --------
      Total Liabilities and Shareholder's Equity
      (Net Capital Deficiency)                           $373,418         $365,257
                                                         ========         ========



      See accompanying notes to condensed consolidated financial statements.




                                              KINETEK, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                    Three Months Ended              Nine Months Ended
                                                       September 30                    September 30
                                                 -----------------------       -------------------------
                                                    2003         2002              2003           2002
                                                    ----         ----              ----           ----
Net Sales                                         $72,655      $74,463          $215,847       $216,904
Cost of sales, excluding
   depreciation                                    47,936       48,051           141,400        139,474
Selling, general and
   administrative expenses                         15,028       12,325            42,251         36,891
Depreciation                                        1,750        1,757             5,348          4,966
Amortization                                           27          129               113            356
Management fees and other                             731          751             2,177          2,188
                                                  -------      -------          --------       --------
               Operating Income                     7,183       11,450            24,558         33,029

Other (income)/ expense:
   Interest expense                                 8,724        8,267            26,159         24,818
   Interest income                                     -          (176)              (69)          (325)
   Miscellaneous, net                                 157          151            (5,063)            77

Income (loss) before income taxes and
cumulative effect of accounting change             (1,698)       3,208             3,531          8,459

Income tax provision                                  168        1,442             6,770          3,806
                                                  -------      -------          --------       --------

Income (loss) before cumulative effect
of accounting change                               (1,866)       1,766            (3,239)         4,653
                                                  -------      -------          --------       --------

Cumulative effect of change in accounting
principle                                               -            -                 -        (21,992)
                                                  -------      -------          --------       --------

Net Income (loss)                                $ (1,866)      $1,766           $(3,239)      $(17,339)
                                                  =======      =======          ========       ========








                 See accompanying notes to condensed consolidated financial statements.




                                          KINETEK, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                   ----------------------------------
                                                                         2003              2002
                                                                         ----              ----

Cash flows from operating activities:
  Net loss                                                            $  (3,239)         $(17,339)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Cumulative effect of change in accounting principle                        -            21,992
   Depreciation and amortization                                          7,676             7,257
   Deferred income taxes                                                  3,467           (2,388)
   Gain on extinguishment of debt, see note 7                            (4,543)               -

Changes in operating assets and liabilities net of effects of acquisitions:

   Current assets                                                       (10,558)          (6,708)
   Current liabilities                                                    7,113           17,285
   Non-current assets & liabilities                                         121           (1,613)
   Due from (payable to) affiliated company                               1,150              (47)
                                                                      ---------         --------
   Net cash provided by operating activities                              1,187           18,439

Cash flows from investing activities:
   Capital expenditures, net                                             (2,920)          (3,579)
   Acquisition of subsidiary                                                  -           (9,503)
                                                                      ---------         --------
   Net cash used in investing activities                                 (2,920)         (13,082)

Cash flows from financing activities:
   Net repayment of borrowings under revolving
credit facility and other long-term debt                                   (775)         (23,513)
   Proceeds from issuance of long term debt                                   -           20,456
   Cash acquired in purchase of subsidiary                                    -              892
   Additional purchase price for acquisition                                  -             (100)
                                                                      ---------         --------
   Net cash used in financing activities                                   (775)          (2,265)

Effect of exchange rate changes on cash                                   5,031            1,788
                                                                      ---------         --------

Net increase in cash and cash equivalents                                 2,523            4,880

Cash and cash equivalents at beginning of period                         14,654           17,558
                                                                      ---------         --------
Cash and cash equivalents at end of period                             $ 17,177         $ 22,438
                                                                      =========         ========









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

3.            Inventories

Inventories are summarized as follows:

                                       September 30,       December 31,
                                            2003               2002
                                       -------------       ------------

Raw materials                            $22,805             $23,445
Work in process                           21,113              16,842
Finished goods                             8,132               7,237
                                         -------             -------
                                         $52,050             $47,524
                                         =======             =======


4.            Comprehensive Income

Total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                   Three Months Ended       Nine Months Ended
                                      September 30,          September 30,
                                  --------------------    --------------------

                                    2003         2002       2003         2002
                                    ----         ----       ----         ----

Net income (loss)                 $ (1,866)    $ 1,766    $(3,239)    $(17,339)
Foreign currency
   translation adjustment              967       4,024      6,964        4,144
                                  --------     -------    -------     --------
Comprehensive income (loss)       $   (899)    $ 5,790    $ 3,725     $(13,195)
                                  ========     =======    =======     ========

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

7.         Settlement of Litigation
In June 2003, the Company reached a settlement with the former shareholders of ED&C in which the Company received $1,150 cash, and $3,850 in Subordinated Notes Payable to the ED&C shareholders plus $693 of accrued and unpaid interest was extinguished. The settlement is recognized as income on the Condensed Consolidated Statement of Operations within Other (income)/expense - Miscellaneous, net.

8.         Income Taxes
The tax provision for the nine months ending September 30, 2003, consists primarily of federal tax of approximately $2,524, state and local tax of approximately $1,464 and foreign income tax of approximately $2,782. The tax provision includes a charge of approximately $2,524 for the quarter ending September 30, 2003, to increase the valuation allowance related to deferred tax assets. As a result of the adoption of Statement of Financial Accounting Standards, No. 142, "Goodwill and Other Intangible Assets", and ceasing amortization of goodwill for book purposes, the reversal of the temporary difference related to goodwill amortization for income tax purposes is indefinite and can no longer be utilized to offset deferred tax assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------------------------------

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

Summary financial information included in the financial statements of the Company is as follows:

                                     Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                   ----------------------      -------------------
                                     2003          2002         2003         2002
                                     ----          ----         ----         ----
                                                                 (Dollar amounts in thousands)

Net sales
  Motors                           $50,296       $53,690       $152,734     $155,608
  Controls                          22,359        20,773         63,113       61,296
                                   -------       -------       --------     --------
                                    72,655        74,463        215,847      216,904
Operating income
  Motors                             9,255        10,806         28,435       32,083
  Controls                           2,241         2,964          7,287        8,044
                                   -------       -------       --------     --------
                                    11,496        13,770         35,722       40,127

Management fees and
   unallocated
   corporate overhead                4,313         2,320         11,164        7,098
                                   -------       -------       --------     --------
Total operating income               7,183        11,450         24,558       33,029

Interest expense                     8,724         8,267         26,159       24,818
Interest income                          -          (175)           (69)        (325)
Miscellaneous, net                     157           150         (5,063)          77
                                   -------       -------       --------     --------

Income (loss) before income
taxes and cumulative effect
of accounting change              $ (1,698)      $ 3,208       $  3,531     $  8,459
                                  ========       =======       ========     ========

Consolidated Results of Operations

Net sales for the third quarter of 2003 were 2.4% ($1.8 million) below those of the same period for 2002 at $72.7 million. Net sales for the first nine months of 2003 decreased 0.5% ($1.1 million) from 2002, to $215.8 million. The declines in sales resulted from general softness in most of the Company's principal markets, offset by moderate strength in the market for elevator controls. The motors segment experienced a 6.3% decrease in third quarter sales versus 2002, with year to date sales 1.8% below the same period in 2002. Net sales of subfractional motors decreased 8.7% for the third quarter, and are 1.8% below the prior year to date driven by protracted weakness in the market for motors used in bottle and can vending, reduced demand for refrigeration appliance motors, and the loss of value-added refrigeration subassembly business. These reductions were offset in part by good demand for other products, such as those used in medical, restaurant, and commercial refrigeration end markets. Net sales of fractional/integral motors decreased 4.9% for the third quarter and decreased 1.2% for the year to date, compared with the same periods in 2002. The reductions in sales were led by declines in sales of DC products used in material handling and golf car applications, reduced demand for DC products used in the floor care end market, and a weak market in Europe. These declines were offset in part by the impact of Euro currency translation on sales by FIR, which resulted in increases in sales of $2.1 million and $5.5 million for the third quarter and year to date periods, respectively. Net sales in the controls segment rose 7.6% in the third quarter and 3.0% for the year to date compared with 2002 performance. The changes in controls segment sales were driven by an improved elevator modernization market (up 5.6% for the third quarter and up 1.1% for the first nine months of 2002) and by share gains in automotive conveyor controls.

Total company gross margin was $24.7 million in the third quarter, a decline of 6.4% from 2002. For the nine-month period, gross margin fell 3.9% to $74.4 million. Gross margin as a percentage of sales fell from 35.5% in 2002's third quarter to 34.0% in 2003. For the year to date, gross margin fell from 35.7% of sales in 2002 to 34.5% in 2003. The slightly lower gross margins as a percentage of sales are primarily attributable to unfavorable product sales mix and to direct material cost inflation in China.

Total operating income for the third quarter of 2003 was $7.2 million, a decline of $4.3 million, or 37.3% from the third quarter of 2002. Total year to date operating income was $24.6 million, down $8.5 million, or 25.6% from the same period of 2002. Operating income for the motors segment decreased 14.4% for the quarter ended on September 30, 2003 to $9.3 million, and decreased 11.4% to $28.4 million for the year to date. The operating income of the controls segment decreased 24.4% to $2.2 million for the quarter, and decreased 9.4% to $7.3 million for the nine-month period then ended. Selling, general, and administrative expenses ("SG&A") were $15.0 million for the third quarter, an increase of 21.9% ($2.7 million) from 2002. The increases during the third quarter are driven by a $1.0 million charge for prior year medical insurance deficits, unallocated corporate overhead that was $0.9 million higher, and increases in research and development costs at Motion Control Engineering ("MCE") relating to upcoming new product introductions ($0.6 million). For the 2003 year to date, SG&A expenses were $42.3 million, an increase of 14.5% ($5.4 million) from the previous year. The year to date increases are driven by unallocated corporate overhead that was $2.8 million higher, the aforementioned insurance deficit of $1.0 million, and new product introduction costs at MCE of $1.0 million.

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

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2003 was $1.2 million, compared to $18.4 million provided from operating activities for the nine months ended September 30, 2003. The decrease is due to the Company's lower operating performance discussed under the heading "Consolidated Results of Operations", and to stable working capital during the first nine months of 2003 in comparison to a $10.6 million decrease in working capital for the same period in 2002. The decrease in 2002 resulted primarily from increased Accounts Payable due to the Company's efforts to lengthen payment terms with its suppliers.

Investing activities. In the first nine months of 2003, the Company made $2.9 million in payments for capital expenditures, an amount $0.7 million lower than in the same period of 2002. In 2002, the Company made $9.5 million in payments, including related transaction costs, to form the Kinetek De Sheng joint venture.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of November 14, 2003, the Company has approximately $21.7 million of available funds under this Credit Agreement.

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



Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2003 the Company had variable rate debt outstanding of $0.9 million. The Company does not believe that its market risk from financial instruments on September 30, 2003 would have a material effect on future operations or cash flow.

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


                                              KINETEK, INC.



                                              By: /s/ Daniel Drury
                                                  -----------------------
                                                  Daniel Drury
                                                  Chief Financial Officer


         November 14, 2003

                                 EXHIBIT INDEX

     Exhibit
     Number                      Description

      31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
      31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)