Form 10-K
period 2003-12-31
KINETEK INC
filed 2004-03-16
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003        Commission File Number 333-19257


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

                Yes                    No    x
                    ---                     ---


         The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

         The number of shares outstanding of Registrant's Common Stock as of March 16, 2004: 10,000.

                               TABLE OF CONTENTS

                                                                           Page
Part I
------
Item 1.     Business                                                        3
Item 2.     Properties                                                      8
Item 3.     Legal Proceedings                                               9
Item 4.     Submission of Matters to a Vote of Security Holders             9

Part II
-------
Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                             9
Item 6.     Selected Financial Data                                         10
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             11
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risks                                                           18
Item 8.     Financial Statements and Supplementary Data                     19
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                             39
Item 9A.    Controls and Procedures                                         39

Part III
--------
Item 10.    Directors and Executive Officers                                40
Item 11.    Executive Compensation                                          44
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                                  45
Item 13.    Certain Relationships and Related Transactions                  46
Item 14.    Principal Accountant Fees and Services                          48

Part IV
-------
Item 15.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                     49

            Signatures                                                      50

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

Acquisitions

         See Note 1 to the notes to consolidated financial statements in Item 8 for a description of acquisitions made during the three year period ended December 31, 2003.

Backlog

         The Company's approximate backlog of unfilled orders at the dates specified was as follows:

                                                  Backlog
              Year Ended                        (Dollars in
             December 31,                        thousands)
             ------------                       -----------
                 2003
                 ----
                Motors                            $42,002
               Controls                            39,076
                                                  -------
                                                  $81,078
                                                  =======
                 2002
                 ----
                Motors                            $45,967
               Controls                            28,921
                                                  -------
                                                  $74,888
                                                  =======

         The Company believes it will ship substantially its entire 2003 year-end backlog during 2004.

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

Employee and Labor Relations

         As of December 31, 2003, the Company employed approximately 2,405 employees, of which approximately 1,316 were non-union and 1,089 were represented by unions. The Company has experienced no work stoppages since inception. It considers its relations with its employees to be good.

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

         The principal properties of the Company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 2003, are set forth in the table below:


                                                             Square      Owned/             Lease
      Location                          Use                   Feet       Leased           Expiration

Des Plaines, IL                     Design/                     38,000  Leased     March 2004
                                    Administration
Darlington, WI                      Manufacturing               68,000  Leased     September 2005
Richland Center, WI                 Manufacturing               45,000  Leased     September 2006
Des Plaines, IL                     Administration/             52,000  Leased     December 2008
                                    Manufacturing

San Luis Potosi, Mexico             Manufacturing               46,000  Leased     December 2007
Shunde, Guangdong, PRC              Manufacturing/             926,000  Owned
                                    Administration

Akron, OH                           Manufacturing              106,000  Leased     August 2005
Middleport, OH                      Manufacturing               85,000  Owned
Alamagordo, NM                      Manufacturing               40,200  Leased     February 2005
Grand Rapids, MI                    Manufacturing/              45,000  Owned
                                    Administration

Perry, OH                           Research &                   5,000  Leased     September 2005
                                    Development
Solon, OH                           Manufacturing/              66,500  Leased     November 2008
                                    Administration
Casalmaggiore,                      Administration/            100,000  Owned
Italy                               Manufacturing
Varano, Italy                       Manufacturing               30,000  Owned
Bedonia, Italy                      Manufacturing                8,000  Leased     March 2005
Genova, Italy                       Research &                  33,000  Leased     July 2008
                                    Development/
                                    Manufacturing

Reggio Emilia, Italy                Manufacturing/              30,000  Leased     June 2011
                                    Distribution
Carrollton, TX                      Warehouse                   29,000  Leased     September 2004
Syracuse, NY                        Manufacturing               18,500  Leased     January 2008
Eternoz, France                     Manufacturing/              19,000  Leased     October 2004
                                    Administration

Syracuse, NY                        Manufacturing/              49,600  Owned
                                    Administration
Putzbrunn, Germany                  Warehouse                    1,200  Leased     July 2004
Troy, MI                            Manufacturing/              33,000  Leased     November 2005
                                    Administration

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2003.


PART II
-------
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
         -----------------------------------------------------------------
         The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At December 31, 2003, the Parent held all common stock of the Company.

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

    (Dollars in thousands)                               Year Ended December 31,
                                   -----------------------------------------------------------------
                                       2003          2002         2001         2000         1999
                                       ----          ----         ----         ----         ----

Statement of Operations
Data: (1)
 Net Sales                           $288,075      $282,666     $287,362     $316,666     $307,877
Gross profit, excluding
depreciation                           97,620       100,396      104,065      116,781      111,119

  Depreciation                          6,821         6,695        6,120        6,162        5,549
  Amortization                            169           408        8,491       23,802        9,045
  Operating income                     30,418        38,444       37,272       36,497       50,597
  Interest expense                     34,876        35,231       32,174       33,115       33,802
  Income tax expense
  (benefit)                             5,759        11,616        4,705        9,469        8,698
  Net income (loss) (2)                (5,346)      (29,779)         606       (6,102)       8,618

Balance sheet data (at end of
period): (1)
  Working capital                      73,402        62,646       71,705       44,786     $ 69,363
  Total assets                        367,647       365,257      359,415      361,082      382,586
  Long-term debt including
  current portion                     307,626       312,965      308,755      312,652      313,179
  Stockholder's equity (net
  capital deficiency)                 (10,371)      (13,206)      10,684        7,139       24,159


(1) The Company has acquired a diversified group of operating companies over the five-year period, which significantly affects the comparability of the information shown.

(2) The Company's net income for 2003 reflects a $4,543 gain on the extinguishment of debt of $3,850 and the related accrued interest of $693, for a settlement of litigation with the former Shareholders of ED&C. The Company's net loss for 2002 reflects a $21,992 charge for the cumulative effect of a change in accounting principle. The
         Company's operating income and net loss for 2000 reflects a $14,636 write-down of goodwill relating to one of its businesses.

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

Forward-Looking Statements

         This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statement regarding the Company in this document that are not historical in nature, particularly those that utilize terminology such as "may", "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations about future events, which the Company has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the industry in which the Company operates, the dependence on senior management, maintaining sufficient working capital financing, competitive pressures, general economic conditions and a softening of consumer acceptance of the Company's products leading to a decrease in anticipated revenue and gross profit margins.

Acquisitions

         Information regarding acquisitions made by the Company during the three year period ended December 31, 2003 is included in Note 1 to the notes to financial statements. The results of acquired operations are included in the Company's consolidated results from the respective date of acquisition.

Consolidated Results of Operations

         The following financial information presents the consolidated results of operations of the Company for the years ended December 31, 2003, 2002 and 2001.

(Dollars in thousands)                                          Year Ended December 31,
                                               -----------------------------------------
                                                  2003            2002          2001
                                                  ----            ----          ----

Motors                                         $201,654        $202,432      $206,151
Controls                                         86,421          80,234        81,211
Net sales                                      $288,075        $282,666      $287,362

Motors                                          $65,486         $68,801       $70,878
Controls                                         32,134          31,595        33,187
Gross profit (excluding depreciation)           $97,620         100,396       104,065

Motors                                          $35,458         $39,496       $37,130
Controls                                          9,056          10,757        10,386
Corporate Expenses                              (14,096)        (11,809)      (10,244)
Operating income                                $30,418          38,444        37,272

Interest expense                                 34,876          35,231        32,174

Gross profit (excluding depreciation) (1)         33.9%           35.5%         36.2%
Operating margin (1)                              10.6            13.6          13.0


(1) All margins are calculated as a percentage of net sales.



Year ended December 31, 2003 compared to year ended December 31, 2002

Consolidated net sales increased $5.4 million or 1.9% from $282.7 million in 2002 to $288.1 million in 2003. The sales variance is primarily due to the impact of the stronger Euro on translation of European sales ($6.9 million increase) and the net impact of market share gains and losses ($12.3 million increase) resulting from the Company's introduction of new products to the market. These gains were offset in part by the protracted sluggish economies in North America and Europe, which continued to depress revenues in most of the company's key market segments, for a revenue decline of $11.3 million. Pricing pressure throughout the Company's product lines resulted in a $2.7 million reduction in net sales.

Sales of the Company's Motors segment declined to $201.7 million in 2003 from $202.4 million in 2002, a decline of 0.4%. Subfractional motor sales declined by 0.6% compared to 2003, as market driven declines concentrated in the vending and appliance product lines, plus the loss of "value-added subassembly" manufacturing for certain appliance customers, were nearly replaced by the introduction of new products and share gains in other markets, such as medical, restaurant, and commercial refrigeration. Sales of Fractional/Integral motor products declined 0.3% from 2002. The variance was driven by general economic softness in markets for motors used in commercial floor care, golf car, elevator, and other applications, These declines were almost offset by net gains from changes in market share and new product introductions in floor care and elevator markets, and the translation impact on European sales described above.

Sales of the Company's Controls segment increased to $86.4 million in 2003, from $80.2 million in 2002, an increase of $6.2 million, or 7.7%. The increase is the result of recovery in the market for elevator control products, product line extensions in the elevator modernization market, and to certain long-term contracts for conveyor controls used in automotive assembly lines.

Consolidated operating income declined 20.8%, from $38.4 million in 2002 to $30.4 million in 2003. Gross profit decreased from $100.4 million in 2002 (35.5% of sales) to $97.6 million in 2003 (33.9% of sales). The decrease in gross profit is primarily due to the aforementioned price reduction and shifts in the mix of sales among the Company's product lines, some of which result from the high level of new product introductions. Selling, general, and administrative expenses increased to $57.3 million in 2003 from $52.0 million in 2002. The increase is driven by increases in corporate overhead costs allocated to the Company as discussed under Note 10, "Related Party Transactions", a one-time charge of $1.0 million in 2003 for excess medical insurance claims incurred by the Company's subsidiaries during 2001 and 2002, and increased development and marketing costs for the company's next-generation elevator control in anticipation of broad market introduction in 2004.

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

         Operating activities. Net cash used by operating activities for the year ended December 31, 2003 was $6.4 million, compared to $13.2 million provided by operating activities during the year ended December 31, 2002. The decrease in cash from operating activities is mainly a result of the Company's lower operating performance discussed above, as well as a decrease in cash from accounts receivable collections.

         Investing activities. Net cash used in investing activities was $4.1 million in 2003 and $13.4 million in 2002. Cash used in investing activities in 2003 was for net capital expenditures. Cash used in investing activities in 2002 reflects the formation of Kinetek De Sheng for $8.6 million, and $4.7 million for net capital expenditures.

         Financing activities. Net cash used in financing activities was $1.9 million in 2003 and $5.7 million in 2002.

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

         The Company's Loan and Security Agreement (Credit Agreement), expiring December 18, 2005, is in the form of a revolving credit facility and provides for borrowings of up to $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a rate of prime plus 1.35% (5.6% at December 31, 2003), subject to change based on the Company's interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company's interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $16.6 million of borrowing capacity under the Credit Agreement as of December 31, 2003.

         The Company expects its principal sources of liquidity to be from its operating activities and funding from the Credit Agreement. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months, and until expiration of the Company's credit agreement in December 2005, at which time the Company will seek to replace the agreement.

Foreign Currency Impact

         The functional currencies of the Company's foreign operations are the respective local currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have resulted in gains from foreign currency translation (which are deferred and classified as a separate component of shareholder's equity) of $8.2 million, $5.9 million and $2.9 million in 2003, 2002, and 2001, respectively. There can be no assurance that foreign currency fluctuations in the future will not have a significant adverse effect on the Company's business, financial condition and results of operations.

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

Goodwill

         In accordance with SFAS No. 142, we discontinued recording goodwill amortization effective January 1, 2002. SFAS No. 142 prescribes a two-step process for impairment testing goodwill. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. If there is a decrease in product demand, market conditions of any condition that changes the assumptions used to measure fair value it could result in requiring material impairment charge in the future.

Investment in Affiliate

         We have made a strategic investment in the Preferred Units of JZ International, LLC, an affiliated company. See Note 10 to the consolidated financial statements for details of this investment. These equity securities are not publicly traded on any major exchange. The cost method of accounting is used to account for this investment. Each quarter, we evaluate the recoverability of this investment using information obtained from the management of this company. Based on the information obtained, we will record an impairment charge when we believe the investment has experienced a decline in value below its current carrying amount that is other than temporary. Future adverse changes in market conditions or poor operating results could result in losses and/or an inability to recover the carrying value of this investment that may not be reflected in the investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Allowance for Doubtful Accounts

         Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider our allowance for doubtful accounts balance to be adequate, changes in economic conditions in specific markets in which we operate could have a material effect on future reserve balances required.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):


                                                  Payments by Period
                      ------------------------------------------------------------------
                                   Less than 1                                  After 5
                         Total        year         1-3 years      4-5 years      years
                      ------------------------------------------------------------------

Long-term debt        $ 306,329      $ 10,063       $296,266           $-            -
Capital leases            1,297           720            577            -            -
Operating leases         15,771         3,238          7,519        5,014            -
                      ------------------------------------------------------------------
Total                  $323,397      $ 14,021       $304,362       $5,014           $-
                      ------------------------------------------------------------------








Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------
         The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2003 the Company had no variable rate debt outstanding.

         The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     PAGE NO.
                                                                     --------

Report of Independent Auditors                                          20

Consolidated Balance Sheets as of December 31, 2003 and 2002            21

Consolidated Statements of Operations for the years ended
December 31, 2003, 2002 and 2001                                        22

Consolidated Statements of Changes in Shareholder's Equity
(Net Capital Deficiency) for the years ended December 31,
2003, 2002 and 2001                                                     23

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001                                        24

Notes to Consolidated Financial Statements                              25

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
Kinetek, Inc.

We have audited the accompanying consolidated balance sheets of Kinetek, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholder's equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetek, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

ERNST & YOUNG LLP


Chicago, Illinois
March 11, 2004




                                       KINETEK, INC.
                                CONSOLIDATED BALANCE SHEETS
                             (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                         December 31,
                                                           ---------------------------------------
                                                                 2003                  2002
                                                                 ----                  ----

ASSETS
Current Assets
  Cash and cash equivalents                                     $7,615               $14,654
  Accounts receivable, net of allowance
  of $4,641 and $4,389 at December 31,
  2003 and 2002, respectively                                   59,286                53,495
  Inventories                                                   51,141                47,524
  Prepaid expenses and other current assets                      4,604                 4,261
  Taxes receivable                                               5,637                 4,545
                                                             ----------            ----------
     Total current assets                                      128,283               124,479

Property, plant and equipment, net                              30,811                32,148
Goodwill, net                                                  180,361               179,069
Deferred financing costs, net                                    7,293                 9,939
Due from affiliated company                                      7,716                 6,540
Investment in affiliate                                         12,344                12,344
Other non-current assets                                           839                   738
                                                             ----------            ----------
     Total assets                                             $367,647              $365,257
                                                             ==========            ==========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL
DEFICIENCY)
Current liabilities:
  Accounts payable                                             $26,705               $27,083
  Accrued interest payable                                       4,104                 4,989
  Accrued expenses and other current liabilities                13,289                12,313
  Current portion of long term debt                             10,783                17,448
                                                             ----------            ----------
     Total current liabilities                                  54,881                61,833

Long term debt                                                 296,843               295,517
Deferred income taxes                                           20,550                16,067
Other non-current liabilities                                    5,744                 5,046

Shareholder's equity (net capital deficiency):
  Common stock, $1 par value, 10,000 shares
   authorized, issued and outstanding                               10                    10
  Additional paid-in capital                                    49,996                49,996
  Accumulated deficit                                          (61,343)              (55,997)
  Accumulated other comprehensive loss                             966                (7,215)
                                                             ----------            ----------

     Total shareholder's equity (net capital deficiency)       (10,371)              (13,206)
                                                             ----------            ----------


     Total liabilities and shareholder's equity (net
     capital deficiency)                                      $367,647              $365,257
                                                             ==========            ==========




                  See accompanying notes to consolidated financial statements.






                                 KINETEK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      Year Ended December 31,
                                                        -----------------------------------------------------
                                                             2003               2002                2001
                                                             ----               ----                ----

Net sales                                                  $288,075           $282,666           $287,362
Cost of sales, excluding depreciation                       190,455            182,270            183,297
Selling, general and administrative expenses,
 excluding depreciation                                      57,296             51,995             49,302
Depreciation                                                  6,821              6,695              6,120
Amortization of goodwill and other intangibles                  169                408              8,491
Management fees and other                                     2,916              2,854              2,880
                                                          ----------         ----------         ----------
Operating income                                             30,418             38,444             37,272

Other (income) / expense:
       Interest expense                                      34,876             35,231             32,174
       Interest income                                         (140)              (367)              (403)
       Miscellaneous, net                                    (4,731)              (249)               190
                                                          ----------         ----------         ----------
Income before income taxes and cumulative
 effect of accounting change                                    413              3,829              5,311
Income tax provision                                          5,759             11,616              4,705
                                                          ----------         ----------         ----------
Income (loss) before cumulative effect
 of accounting change                                      $ (5,346)           $(7,787)              $606

Cumulative effect of change in accounting
 principle                                                        -            (21,992)                 -
                                                        ------------         ----------         ----------
Net income (loss)                                          $ (5,346)          $(29,779)              $606
                                                        ============         ==========         ==========
















                      See accompanying notes to consolidated financial statements.




                                                      KINETEK, INC.

                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Net Capital Deficiency)

                                            (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                      Common Stock                     Accumulated
                                -----------------------
                                                        Additional         Other                       Total
                                                                                                     Shareholder's
                                 Number of                Paid-In      Comprehensive   Accumulated    Equity (net
                                  Shares       Amount     Capital      (Loss) Income     Deficit       capital)
                                ----------- ----------- -----------  ----------------- -----------  ---------------

Balance at December 31, 2000     10,000        $   10     $ 49,996     $ (16,043)        $ (26,824)    $   7,139
  Foreign currency
  translation adjustments             -             -            -         2,939                 -         2,939

  Net income                          -             -            -             -               606           606
                                                                                                    ---------------
  Comprehensive income                -             -            -             -                 -         3,545
                                ----------- ----------- -----------  ----------------- -----------  ---------------

Balance at December 31, 2001     10,000        $   10     $ 49,996     $ (13,104)        $ (26,218)    $  10,684
  Foreign currency
  translation adjustments             -             -            -         5,889                 -         5,889

                                                                                                         (29,779)
                                                                                                    ---------------
  Comprehensive income                -             -            -             -                 -       (23,890)
                                ----------- ----------- -----------  ----------------- -----------  ---------------

Balance at December 31, 2002     10,000        $   10     $ 49,996     $  (7,215)        $ (55,997)    $ (13,206)
  Foreign currency
  translation adjustments             -             -            -         8,181                 -         8,181

                                                                                                    ---------------
  Comprehensive income                -             -            -             -                 -         2,835
                                ----------- ----------- -----------  ----------------- -----------  ---------------

Balance at December 31, 2003     10,000        $   10     $ 49,996     $     966        $ (61,343)     $ (10,371)
                                =========== =========== ===========  ================= ===========  ===============


                               See accompanying notes to consolidated financial statements






                                              KINETEK, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                                    Year Ended December 31,
                                                                      ---------------------------------------------------
                                                                            2003               2002             2001
                                                                            ----               ----             ----

Cash flows from operating activities:
        Net income (loss)                                                  $(5,346)          $(29,779)           $ 606
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
        Cumulative effect of change in accounting principle                      -             21,992                -
        Depreciation and amortization                                        9,942             10,232           15,997
        Deferred income taxes                                                4,483             17,745              994
        Gain on extinguishment of debt, see note 15                         (4,543)                 -                -

Changes in operating assets and liabilities (net of effects from acquisitions):
        Accounts receivable                                                 (5,791)                35              571
        Inventories                                                         (3,617)            (3,528)           3,436
        Prepaid expenses and other current assets                           (1,435)            (5,346)            (225)
        Accounts payable                                                      (378)               934              875
        Accrued expenses and other current liabilities                         785              2,082           (2,653)
        Non-current assets & liabilities                                       698                 13              148
        Due from (payable to) affiliated company                            (1,176)            (1,171)               44
                                                                       ------------        -----------      -----------
        Net cash provided by(used in) operating activities                  (6,378)            13,209           19,793

Cash flows from investing activities:
        Capital expenditures, net                                           (4,053)            (4,654)          (4,754)
        Acquisition of subsidiaries, net of cash acquired                        -             (8,611)            (690)
        Investment in affiliate                                                  -                  -                -
        Additional purchase price for acquisition                                -               (100)               -
                                                                       ------------        -----------      -----------
        Net cash used in investing activities                               (4,053)           (13,365)          (5,444)

Cash flows from financing activities:
        Borrowings (repayments) on revolving credit facility                     -            (24,834)          (1,166)
        Repayment of long-term debt                                         (2,811)            (2,972)          (3,218)
        Proceeds from issuance of long term debt                               874             23,927                -
        Payment of financing cost                                                -             (1,817)          (1,924)
                                                                       ------------        -----------      -----------
        Net cash used in financing activities                               (1,937)            (5,696)          (6,308)
Effect of exchange rate changes on cash                                      5,329              2,948            1,027
                                                                       ------------        -----------      -----------

Net increase (decrease) in cash and cash equivalents                        (7,039)            (2,904)           9,068

Cash and cash equivalents at beginning of year                              14,654             17,558            8,490
                                                                       ------------        -----------      -----------
Cash and cash equivalents at end of year                                   $ 7,615            $14,654         $ 17,558
                                                                       ============        ===========      ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest                                                           $32,023            $31,386          $31,226
        Income taxes                                                         2,857              2,574            6,928
Non cash investing and financing activities:
        Capital leases                                                         142                332              873










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

         On April 11, 2002, the Company formed a cooperative joint venture with Shunde De Sheng Electric Motor Group Co., Ltd. ("De Sheng Group"), which is named Kinetek De Sheng (Shunde) Motor Co., Ltd. (the "JV"). The Company initially contributed approximately $8.0 million for 80% ownership of the JV, with an option to purchase the remaining 20% in the future. The JV acquired all of the net assets of Shunde De Sheng Electric Motor Co., Ltd. ("De Sheng"), a subsidiary of De Sheng Group. This acquisition has been accounted for using the purchase method of accounting. The JV also assumed approximately $7.2 million of outstanding debt.

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

Reclassifications

         Certain amounts in the prior years financial statements have been reclassified to conform to the 2003 presentation.

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

Inventories

         Inventories are stated at the lower of cost or market. Inventories, which are valued at either average or first-in, first-out (FIFO) cost, accounted for approximately 75% and 78% of the Company's inventories at December 31, 2003 and 2002, respectively. All other inventories are valued using last-in, first-out (LIFO) cost, which approximated current cost at December 31, 2003 and 2002.

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

Deferred Financing Costs

         Deferred financing costs are amortized using the straight line method over the terms of the related loans. Deferred financing costs at December 31, 2003 and 2002 are net of accumulated amortization of $13,646 and $11,000, respectively. Amortization of deferred financing costs is included in interest expense.

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

Revenue Recognition

         The Company's revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

         The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Senior Secured Notes, the Subordinated Notes, and the revolving credit facility. Other than the Senior Notes (see Note 7), the fair values of the Company's financial instruments are not materially different from their carrying values at December 31, 2003 and 2002.

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

Derivative Financial Instruments

         The Company recognizes derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative financial instrument depends on whether it has been designated and whether it qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. The fair value of derivative financial instruments was not significant as of December 31, 2003 and 2002.

3.   Inventories

     Inventories consist of the following:

                                                         December 31,
                                               ------------------------------
                                                    2003             2002
                                                    ----             ----

     Raw materials                                $27,847          $23,445
     Work in process                               15,542           16,842
     Finished goods                                 7,752            7,237
                                                ----------       ----------
                                                  $51,141          $47,524
                                                ==========       ==========

4.   Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:

                                                         December 31,
                                               --------------------------------
                                                    2003               2002
                                                    ----               ----

     Land, buildings and improvements              $21,043           $17,510
     Machinery and equipment                        37,889            36,508
     Furniture and fixtures                         14,595            14,151
     Other (vehicles, dies and tooling)              7,455             7,380
                                               ---------------    -------------
                                                    80,982            75,549

     Less:  Accumulated depreciation
     and amortization                              (50,171)          (43,401)
                                               ---------------    -------------

                                                  $ 30,811          $ 32,148
                                               ===============    =============

5.   Short Term Notes Payable

     FIR Group Holdings Italia, and its subsidiaries (which are subsidiaries of the Company), have a number of short-term borrowing facilities available from various banks. The total amount available under these facilities is approximately $10,649 at an average interest rate of 7.13% for the year ending December 31, 2003. There were no outstanding borrowings under these arrangements at December 31, 2003 and 2002. A portion of these facilities are secured by FIR's assets and a portion are in the form of overdraft coverage.

6.   Income Taxes

Income before income taxes and cumulative effect of accounting change was comprised of the following:

                                             Year Ended December 31,
                                   ----------------------------------------
                                      2003            2002           2001
                                      ----            ----           ----

     Domestic                      $(1,404)           $(16)         $  532
     Foreign                         1,817           3,845           4,779
                                   ---------      ---------       ----------

                                     $413           $3,829          $5,311
                                   =========      =========       ==========

The provision (benefit) for income taxes consists of the following:

                                                 Year Ended December 31,
                                      -----------------------------------------
                                         2003           2002            2001
                                         ----           ----            ----

     Current:
       Federal                          $   -          $8,234           $ 325
       State                              682             576           1,000
       Foreign                            593          (2,576)          2,386
                                      ---------      ----------      ---------
       Total current                    1,275           6,234           3,711

     Deferred:
       Federal                          3,151           4,018             351
       State                              867             686             157
       Foreign                            466             678             486
                                      ---------      ----------      ---------

       Total deferred                   4,484           5,382             994
                                      ---------      ----------      ---------

     Income tax provision              $5,759         $11,616          $4,705
                                      =========      ==========      =========

         The provision (benefit) for income taxes differs from the amount of income tax provision (benefit) computed by applying the U.S. federal income tax rate to income before income taxes and cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:

                                                                 Year Ended December 31,
                                                     --------------------------------------------
                                                           2003            2002           2001
                                                           ----            ----           ----
      Computed statutory tax provision                  $   142           $1,340         $1,859
        Increase/(decrease) resulting from:
          State and local taxes, net of
          federal benefit                                 1,006              820            752
          Differential in foreign tax rates
          and tax credits                                  (481)          (3,886)         1,168
          Nondeductible goodwill amortization                 -                -            788
          Change in valuation allowance                   5,589           13,006             33
          Other                                            (497)             336            105
                                                       ----------     ------------     ----------

     Income tax provision                               $ 5,759          $11,616         $4,705
                                                       ==========     ============     ==========







Deferred tax liabilities and assets are comprised of the following:

                                                                          December 31,
                                                             -------------------------------------
                                                                   2003                 2002
                                                                   ----                 ----

      Deferred tax liabilities:
            Goodwill                                               $(18,034)          $(14,016)
            Foreign deferred taxes                                   (2,516)            (2,051)
                                                              ---------------      --------------

      Total deferred tax liabilities                                (20,550)           (16,067)

      Deferred tax assets:
            Net operating losses                                      9,512              4,195
            Property, plant and equipment                             4,241              4,063
            Intangibles other than goodwill                           3,685              4,083
            Vacation accrual                                            605                461
            Franchise tax                                                 -                272
            Employee benefits                                           244                294
            Uniform capitalization                                      517                534
            Allowance for doubtful accounts                             914                936
            Inventory obsolescence reserve                              486                707
            Warranty reserve                                            522                370
            Reserve for plant closing                                     -                 63
            Other                                                     1,421                580
                                                             ---------------      --------------

      Total deferred tax assets                                      22,147             16,558
      Valuation allowance                                           (22,147)           (16,558)
                                                             ---------------      --------------
      Net deferred tax assets (liabilities)                        $(20,550)          $(16,067)
                                                             ===============      ==============


As of December 31, 2003 there was $12,943 of accumulated unremitted earnings from the Company's foreign subsidiaries on which deferred taxes have not been provided as undistributed earnings on foreign subsidiaries are considered to be indefinitely reinvested.

In 2002, the Company adopted SFAS No. 142, which provides that goodwill no longer be amortized. For tax purposes, goodwill continues to be amortized over a fifteen-year life. As such, the tax amortization generates a temporary difference and a corresponding deferred tax liability arises for financial statement purposes. Because goodwill is no longer amortized for book purposes, the Company cannot determine when the resulting deferred tax liabilities will reverse. Therefore, the Company is not able to utilize any future reversal of the deferred tax liability related to goodwill to support the realization of the deferred tax assets.

7.   Long Term Debt

     Long-term debt consists of the following:

                                                                                    December 31,
                                                                       ----------------------------------
                                                                            2003                2002
                                                                            ----                ----
      10.75% Senior Notes, including $1,925 and $2,466 of
           unamortized premium at December 31, 2003 and 2002,
           respectively (A)                                                $271,925          $272,466
      Revolving Credit Facility (B)                                               -                 -
      Subordinated Notes Payable (C)                                          1,500             6,600
      Capital leases (D)                                                      1,297             2,124
      5.0% Secured Senior Notes, including $3,173 and $3,850 of
           unamortized discount at December 31, 2003 and 2002,
           respectively (E)                                                  11,827            11,150
      10.0% Secured Senior Notes, including $876 and $1,045 of
           unamortized discount at December 31, 2003 and 2002,
           respectively (E)                                                  10,124             9,955
      Bank loans of foreign subsidiary (F)                                    9,459             9,177
      Loan payable to JV partner (G)                                          1,494             1,493
                                                                      --------------      -------------
                                                                            307,626           312,965
      Current Portion                                                       (10,783)          (17,448)
                                                                      --------------      -------------
                                                                           $296,843          $295,517
                                                                      --------------      -------------

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

         The fair value of the Senior Notes was approximately $229,500 at December 31, 2003. The fair value was calculated by multiplying the face amount by the market price at December 31, 2003.

(B) The Company's Loan and Security Agreement (Credit Agreement), expiring December 18, 2005, is in the form of a revolving credit facility and provides for borrowings of up to $35,000 to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a rate of prime plus 1.35% (5.6% at December 31, 2003), subject to change based on the Company's interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company's interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $16,638 of borrowing capacity under the Credit Agreement as of December 31, 2003.

         The Credit Agreement contains covenants which, among other things, provide for a minimum level of interest coverage, as defined, and limit the Company's ability to incur additional indebtedness, create liens, make restricted payments, engage in affiliate transactions or mergers and consolidations, and make asset sales.

(C) The Subordinated Notes Payable at December 31, 2003 consists of a $1,500 note payable to the former shareholder of Merkle-Korff, a subsidiary of the Company, and is due on January 1, 2006 and bears interest at 9% per annum. During 2003, $3,850 of notes payable to the former shareholders of ED&C, a subsidiary of the Company, was extinguished as a result of a legal settlement.

(D) Interest rates on capital leases range from 6.4% to 8.7% and mature in installments through 2007.

              The future minimum lease payments as of December 31, 2003 under capital leases consist of the following:

          2004                                                       $  769
          2005                                                          355
          2006                                                          158
          2007                                                          102
          2008                                                            -
                                                                ------------
              Total                                                   1,384
         Less amount representing interest                              (87)
                                                                ------------
         Present value of future minimum lease payments              $1,297
                                                                ============

         The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2003 and 2002.

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

(F) One of the Company's foreign subsidiaries has bank loans of $9,459 and $9,177 as of December 31, 2003 and 2002, respectively. Interest rates on loans range from 4.8% to 5.6% and mature in 2004.

(G) The Company has loans due to a joint venture partner of one of its foreign subsidiaries of $1,494 and $1,493 for December 31, 2003 and 2002, respectively. Interest rates on loans range from 5.3% to 5.8% and mature in installments through 2005.

         Aggregate maturities of long-term debt at December 31, 2003 are as follows:


                      2004                       $ 10,783
                      2005                          1,221
                      2006                        273,573
                      2007                         22,049
                      2008                              -
                                               -----------
                                                 $307,626
                                               ===========

8.   Operating Leases

         The Company leases certain land, buildings, and equipment under noncancellable operating lease agreements expiring in various years through 2011. Minimum future lease payments, by year, under noncancellable operating leases, including those with related parties (Note 10), are as follows at December 31, 2003:

                 2004                              $ 3,238
                 2005                                2,923
                 2006                                2,447
                 2007                                2,149
                 2008                                1,862
                 Thereafter                          3,152
                                                  ---------
                                                   $15,771
                                                  =========

         Total rent expense was $3,261, $3,584 and $3,764 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.    Benefit Plans

      Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,364, $1,552 and $1,483 for the years ended December 31, 2003, 2002 and 2001, respectively.

      FIR provides for a severance liability for all employees at 8.1% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the Company and approximated $3,380 and $2,843 at December 31, 2003 and 2002, respectively, which is included in other non-current liabilities in the Company's balance sheets.

10.   Related Party Transactions

Services Agreements. The Company and each of its subsidiaries are subject to the following four agreements and arrangements with JII:

         First, the Company and each of its subsidiaries are parties to a transaction advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries are charged by JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $0, $514 and $15 in 2003, 2002, and 2001, respectively); (ii) financial advisory fees of up to 1.0% of debt, equity, or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $0, $260 and $500 in 2003, 2002 and 2001, respectively); and (iii) reimbursement for JII's out-of-pocket costs in connection with providing such services (which were $0 in 2003, 2002 and 2001). Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Parent, are directors and shareholders of JII.

         Second, the Company and each of its subsidiaries is party to a management consulting agreement (the "Subsidiary Consulting Agreement") with JII, pursuant to which the Company and its subsidiaries pay JII annual consulting fees of the greater of (i) 3.0% of the Company's net income before interest, tax, depreciation and amortization and other non-cash charges, and
(ii) 1.0% of the Company's net sales for such services and are required to reimburse JII for its out-of-pocket costs related to its services. Pursuant to the Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $2,916, $2,854 and $2,880 for the years ended December 31, 2003, 2002 and 2001, respectively, which are reflected as Management Fees and Other in the Consolidated Statement of Operations.

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

         In accordance with the JI Properties Services Agreement and the Transition Agreement, such combined charges were $7,084, $5,103 and $5,071 for the years ended December 31, 2003, 2002 and 2001, respectively, and are reflected within Selling, General, and Administrative expenses in the Consolidated Statement of Operations.

         The above agreements expire in December 2011, but are automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

         Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for U.S. federal income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries owes to JII an amount determined by reference to each entity's separate return tax liability as defined in Treasury Regulation ss.1.1552-1(a) (2) (ii). For the years ended December 31, 2003 and 2002, income tax payments made by the Company to JII under the Tax Sharing Agreement were $0 and $0, respectively.

         Related Party Leases. The Company leases certain plants, warehouses, and offices under leases with affiliated entities. Rent expense, including real estate taxes attributable to these leases, amounted to $1,677, $1,848 and $1,588 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rental payments required under these leases are as follows:

                    2004                    $1,369
                    2005                     1,276
                    2006                     1,216
                    2007                     1,100
                    2008                     1,100
                    Thereafter              $2,447

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

         Legal Fees. An individual who is a shareholder, General Counsel and Assistant Secretary of the Parent is also a partner in a law firm used by the Company. The firm was paid $277, $490 and $219 in fees and expenses during the years ended December 31, 2003, 2002 and 2001, respectively. The rates charged to the Company were at arms-length.

         Due from Affiliate. The Company has a net receivable from JII of $7,716 and $6,540 at December 31, 2003 and 2002, respectively, that are reflected in the consolidated balance sheets as "due from affiliated company".

11.   Additional Purchase Price Arrangements

      The terms of the Company's 1997 Motion Control Engineering ("MCE") acquisition agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the seller's option during a five year period beginning in 2003. As of December 31, 2003, the sellers had not exercised this option. When exercised, the additional consideration will be based on MCE's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid from the trust over a four-year period. These payments to the trust, when made, will be recorded as an addition to goodwill.

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




                    Summary financial information by business segment is as follows:

                                                                      Year Ended
                                                                     December 31,
                                           ---------------------------------------------------------------
                                                 2003                    2002                  2001
                                                 ----                    ----                  ----
Net Sales
Motors                                         $201,654                $202,432              $206,151
Controls                                         86,421                  80,234                81,211
                                              ---------               ---------             ----------
                                               $288,075                $282,666              $287,362
                                              =========               =========             ==========

Operating Income
Motors                                          $35,458                 $39,496              $ 37,130
Controls                                          9,056                  10,757                10,386
Corporate Expenses (1)                          (14,096)                (11,809)              (10,244)
                                              ---------               ---------             ----------
Total Operating Income                           30,418                  38,444                37,272
Interest Expense                                (34,876)                (35,231)              (32,174)
Interest Income                                     140                     367                   403
Miscellaneous, net                                4,731                     249                  (190)
                                              ---------               ---------             ----------
Income before Income Tax                       $    413                 $ 3,829               $ 5,311
                                              =========               =========             ==========

Identifiable Assets
Motors                                         $268,570                $268,253              $254,866
Controls                                         76,426                  71,764                69,521
Corporate                                        22,651                  25,240                35,028
                                              ---------               ---------             ----------
                                               $367,647                $365,257              $359,415
                                              =========               =========             ==========

Capital Expenditures
Motors                                         $  3,239                 $ 3,893               $ 3,341
Controls                                            814                     761                 1,413
                                              ---------               ---------             ----------
                                               $  4,053                 $ 4,654               $ 4,754
                                              =========               =========             ==========

Depreciation
Motors                                         $  5,235                 $ 5,055               $ 4,438
Controls                                          1,586                   1,640                 1,682
                                              ---------               ---------             ----------
                                               $  6,821                 $ 6,695               $ 6,120
                                              =========               =========             ==========

Amortization of Intangibles
Motors                                         $    169                   $ 215               $ 6,908
Controls                                              -                     193                 1,583
                                              ---------               ---------             ----------
                                               $    169                   $ 408               $ 8,491
                                              =========               =========             ==========


     (1) Fees paid to JII under the Services Agreements (note 10) are included in corporate expenses.




              Summary financial information by geographic area is as follows:

                                                                   Year Ended
                                                                  December 31,

                                             --------------------------------------------------------
                                                  2003                2002                2001
                                                  ----                ----                ----

Net sales to unaffiliated customers
North America                                       $238,777            $235,517            $243,838
Europe                                                42,138              40,288              43,524
Asia                                                   7,160               6,861                   -
                                             ----------------    ----------------    ----------------
                                                    $288,075            $282,666            $287,362
                                             ================    ================    ================

Identifiable long-lived assets
(including intangible

assets)

North America                                       $193,958            $195,711            $198,853
Europe                                                14,497              12,230              30,548
Asia                                                  15,900              16,358                   -
                                             ----------------    ----------------    ----------------
                                                    $224,355            $224,299            $229,401
                                             ================    ================    ================

13.  Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

The Company completed the transitional impairment review of its reporting units during 2002 and recorded a non-cash pretax and after-tax charge of $21,992. This charge has been recorded as a cumulative effect of a change in accounting principle.

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

During the fourth quarter of 2003 and 2002, the Company performed its annual impairment reviews, both of which resulted in no impairment.

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

The following table provides comparative operating results had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                               Year Ended
                                                              December 31,
                                            -------------------------------------------------
                                                 2003              2002             2001
                                                 ----              ----             ----
Reported net income (loss)                   $  (5,346)           $(29,779)         $  606
Goodwill amortization                                -                   -           6,032
                                             ------------      -------------      -----------
Adjusted net income (loss)                   $  (5,346)           $(29,779)         $6,638
                                             ============      =============      ===========


The changes in the carrying amount of goodwill for the year ended December 31, 2003 were as follows:

                                                         Motors             Controls           Consolidated
                                                     -------------        -------------       --------------

Balance as of January 1, 2002                           $160,599              $ 35,870            $196,469
 Impact of foreign exchange fluctuations                   2,450                     -               2,450
 Acquisitions                                              2,142                     -               2,142
 Impairment loss                                         (21,992)                    -             (21,992)
                                                     ------------          ------------        ------------
Balance as of January 1, 2003                           $143,199              $ 35,870            $179,069

 Impact of foreign exchange fluctuations                   1,229                     -               1,229
 Purchase Price Adjustments                                   63                     -                  63
 Impairment loss                                               -                     -                   -
                                                     ------------          ------------        ------------
Balance at December 31, 2003                            $144,491              $ 35,870            $180,361
                                                     ============          ============        ============

Goodwill at December 31, 2003 and 2002 was net of accumulated amortization of $82,032.

14.      Legal Proceedings

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

15.      Settlement of Litigation

         In June 2003, the Company reached a settlement with the former shareholders of ED&C in which the Company received $1,150 cash, and $3,850 in Subordinated Notes Payable to the ED&C shareholders plus $693 of accrued and unpaid interest was extinguished. The settlement is recognized as income on the Consolidated Statements of Operations within Other (income)/expense - Miscellaneous, net.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------
None.

Item 9A. CONTROLS AND PROCEDURES
         -----------------------
         Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, we, with the participation of our chairman and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on such evaluation, our chairman and our chief financial officer have concluded that our disclosure controls and procedures were effective as of such time to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         Since December 31, 2003, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Part III
      --------
      Item 10.    DIRECTORS AND EXECUTIVE OFFICERS
                  --------------------------------
         The following sets forth the names and ages of the Company's directors, executive officers (and those of our Parent) and other key employees and the positions they hold as of the date of this annual report:

           Name                 Age                Position with Company
     Thomas H. Quinn            56       Chairman and President of Company and
                                         Parent
     Daniel Drury               42       Chief Financial Officer of Company
                                         and Parent
     Norman Bates               41       Vice President, Business Development
                                         of Company
     John W. Brown              67       President, Merkle-Korff Industries
     D. Randall Bays            48       President, Fractional/Integral
                                         Products Group
     G. Barry Lawrence          57       President, Gear Research
     Paolo Bergamaschi          34       President, FIR Group
     Todd Williams              46       President, Electrical Design & Control
     Javad Rahimian             53       Chairman and Chief Executive Officer,
                                         Motion Control Engineering
     Majid Rahimian             51       President, Motion Control Engineering
     James M. Jackson           44       President, Advanced DC Motors
     Jonathan F. Boucher        47       Director of Parent
     John W. Jordan, II         56       Director of Company and Parent
     David W. Zalaznick         49       Director of Parent
     John D. Simms, Sr.         76       Director of Parent

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

   Mr. Boucher has served as a director of the Parent since its inception. Since 1983, Mr. Boucher has been a partner of The Jordan Company, a private merchant banking firm. Mr. Boucher is also a director of JII and Jackson Products, Inc. as well as other privately held companies.

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

   Mr. Zalaznick has served as a director of the Parent since June 1996. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of JII, Carmike Cinemas, Inc., Ameriking, Inc., Marisa Christina, Inc., GFSI, Inc., GFSI Holdings, Inc., Jackson Products, Inc. and Safety Insurance Group, Inc. as well as other privately held companies.

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

         Code of Ethics. The Board of Directors has not, as yet, adopted a code of ethics applicable to the Company's chief executive officer or chief financial officer and controller, or for persons performing similar functions. The Board believes that the Company's existing internal control procedures and current business practices are adequate to promote honest and ethical conduct and to deter wrongdoing on the part of these executives. The Company expects to implement during 2004 year a code of ethics that will apply to these executives. In accordance with applicable SEC rules, the code of ethics will be made publicly available.

         Audit Committee. The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee and does not have an audit committee financial expert. The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Item 11. EXECUTIVE COMPENSATION
         ----------------------
Directors' Compensation

         Directors of the Parent receive $20,000 per year for serving as a director of the Company. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Executive Compensation

         The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 2003 to those persons who were, (i) the Company's chief executive officer and (ii) the Company's most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 during such period.


Annual
Compensation
------------
                                                                           Other Annual
Name and Principal Position           Year        Salary        Bonus      Compensation (1)
---------------------------           ----        ------        -----      ----------------

Thomas H. Quinn (2)
   Chairman of the Board
    and President                     2003             $-           $-            $-
                                      2002             $-           $-            $-
                                      2001             $-           $-            $-
Daniel D. Drury
   Chief Financial Officer            2003       $180,000           $-            $-
                                      2002       $162,500      $50,000            $-
                                      2001       $152,500           $-            $-


(1) For the periods indicated, no executive officer named in the table received any Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of Annual Salary and Bonus reported for him in the two preceding columns.

(2)    Does not reflect compensation paid to Mr. Quinn by JII.


   The Company does not maintain a stock option or stock purchase plan and has not awarded any of its employee's individual stock option grants.

Compensation Committee Interlock and Insider Participation

         The Board of Directors does not maintain a Compensation Committee. During fiscal 2003, however, Messrs. Boucher, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation. During 2003, certain of the foregoing executive officers of the Company served and currently serve as directors, executive officers and members of a compensation committee of another entity, one of whose executive officers served and currently serves as a director of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
         All of the outstanding common stock of the Company is owned by Parent. The table below sets forth as of March 15, 2004 certain information regarding beneficial ownership of the two classes of common stock of Parent (Class A and Class B) held by (i) each of its directors and executive officers who own shares of Class B common stock of Parent, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent indicated as beneficially owned by them, except as otherwise noted.


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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

         Service Agreements. Each of the following agreements was entered into on December 14, 2001. Prior to that time we operated pursuant to similar agreements. The Company, our parent, and substantially all of our subsidiaries are parties to a transaction advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which we and our subsidiaries pay JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving us and our subsidiaries or their respective businesses or properties (which were $0, $514 and $15 in 2003, 2002 and 2001 pursuant to this agreement or the predecessor agreement, as applicable); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving us or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $0, $260 and $500 in 2003, 2002 and 2001 pursuant to this agreement or the predecessor agreement, as applicable); and (iii) reimbursement of JII's out-of-pocket costs in connection with providing such services (which were $0 in each of 2003, 2002 and 2001, pursuant to this agreement or the predecessor agreement, as applicable). The amount of such fees payable in each such transaction will be no less favorable to us than those that could be obtained from comparable, unaffiliated third parties. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Advisory Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Holdings, are directors and shareholders of JII.

         The Company, our parent and substantially all of our subsidiaries are parties to a management consulting agreement (the "Subsidiary Consulting Agreement"), pursuant to which we pay JII annual consulting fees (directly and through our Parent) of the greater of (i) 3.0% of our net income before interest, tax, depreciation and amortization and other non-cash charges of ours, and (ii) 1.0% of our net sales, and are required to reimburse JII for its out-of-pocket costs related to its services. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Consulting Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In accordance with this agreement or the predecessor of this agreement pursuant to which we only paid under clause (ii) above, we were charged approximately $2,916, $2,854 and $2,880 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

         The Company, our parent and substantially all of our subsidiaries are parties to a transition agreement (the "Transition Agreement") pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the operations of the Company. Also, JII allocates its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, based on the respective revenues and usage of corporate overhead by JII and its subsidiaries. The Company reimburses JII for services provided pursuant to the Transition Agreement on an allocated cost basis.

         In accordance with the JI Properties Services Agreement and the Transition Agreement, such charges were $7,084, $5,103 and $5,071 for the years ended December 31, 2003, 2002 and 2001, respectively. The JI Properties Services Agreement and the Transition Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

         Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for U.S. Federal income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries owes to JII an amount determined by reference to each entity's separate return tax liability as defined in Treasury Regulation ss. 1.1552-1(a)(2)(ii). For the year ended December 31, 2003 no payments were made by the Company to JII under the Tax Sharing Agreement was $0.

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

         Merkle-Korff Leases. Merkle-Korff leases some of its plants, warehouse and offices under a net lease (the "Merkle-Korff Leases") from companies controlled by John Simms, Sr., a Director of the Company. Rent expenses, including real estate taxes attributable to the Merkle-Korff Leases, amounted to $435 for the year ended December 31, 2003. The Company has agreed to pay future minimum rental payments under the Merkle-Korff Leases amounting to approximately $217 for the year ended December 31, 2004. The Company has the right of first refusal to buy these facilities from Mr. Simms. See Note 10 to the Company's Consolidated Financial Statements. The Company believes the terms of the Merkle-Korff Leases are comparable to the terms it would obtain from a non-affiliated party.

         Motion Control Leases. Motion Control leases substantially all of its production and office space under noncancellable operating leases from a limited partnership whose partners include officers of Motion Control. These leases expire in 2011. Rent expense under the leases was $1,218 for the year ended December 31, 2003. The Company believes the terms of the Motion Control leases are comparable to the terms it would obtain from a non-affiliated party.

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


Item 14. PRINCIPAL ACCOUNTANT FEES & SERVICES
         ------------------------------------
         The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by Ernst & Young LLP during those periods.

                               2003          2002
                               ----          ----
     Audit                    $ 279         $ 248
     IT Consulting                -             -
     Tax                        269            92
     Other Audit                  -            75
                             ------        ------
       Total                  $ 548         $ 415

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

(2) Financial Statement Schedule
    ----------------------------
       The following financial statement schedule for the years ended December 31, 2003, 2002 and 2001 is submitted herewith:

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

                                          KINETEK, INC.


                                          By   /s/ Thomas H. Quinn
                                               -------------------------------
Dated:  March 16, 2004                         Thomas H. Quinn
                                               Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          By   /s/ Thomas H. Quinn
                                               -------------------------------
Dated:  March 16, 2004                         Thomas H. Quinn
                                               Chairman of the Board

                                          By   /s/ John W. Jordan II
                                               -------------------------------
Dated:  March 16, 2004                         John W. Jordan II
                                               Director

                                          By   /s/ Daniel D. Drury
                                               -------------------------------
Dated:  March 16, 2004                         Daniel D. Drury
                                               Chief Financial Officer

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

21.1*    Subsidiaries of Kinetek, Inc.

31.1*    Certification of Thomas H. Quinn

31.2*    Certification of Daniel D. Drury

* filed herewith