Form 10-Q
period 2004-03-31
KINETEK INC
filed 2004-05-17
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

-------------------------------------------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For quarter ended March 31, 2004          Commission File Number 333-19257

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

     The number of shares outstanding of Registrant's Common Stock as of May 17, 2004: 10,000.

                                 KINETEK, INC.

                                    INDEX


Part I      FINANCIAL INFORMATION                                  PAGE NO.
------      ---------------------                                  -------

Item 1.     Financial Statements (Unaudited)                           3

Item 2.     Management's Discussion and Analysis of Financial          9
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About            11
            Market Risk

Item 4.     Controls and Procedures                                   11


Part II     OTHER INFORMATION

Item 1.     Legal Proceedings                                         13

Item 2.     Changes in Securities and Use of Proceeds                 13

Item 3.     Defaults Upon Senior Securities                           13

Item 4.     Submission of Matters to a Vote of Security               13
            Holders

Item 5.     Other Information                                         13

Item 6.     Exhibits and Reports on Form 8-k                          13

            Signatures                                                14

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                    PAGE NO.

Condensed Consolidated Balance Sheets at March 31, 2004                 4
and December 31, 2003

Condensed Consolidated Statements of Operations for the                 5
three months ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the three           6
months ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements                   7-8

                                 KINETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      March 31,   December 31,
                                                        2004          2003
                                                    ------------  ------------
                                                    (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                           $ 14,827      $  7,615
  Accounts receivable, net                              63,017        59,286
  Inventories                                           55,100        51,141
  Prepaid expenses and other current assets              3,941         4,604
  Taxes receivable                                       5,198         5,637
                                                      --------      --------
      Total Current Assets                             142,083       128,283


Property, plant, and equipment, net                     30,472        30,811
Goodwill, net                                          180,894       180,361
Deferred financing costs, net                            6,631         7,293
Due from affiliated company                              7,588         7,716
Investment in affiliate                                 12,344        12,344
Other non-current assets, net                              909           839
                                                      --------      --------
       Total Assets                                   $380,921      $367,647
                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                    $ 29,824      $ 26,705
  Accrued interest payable                              11,554         4,104
  Accrued expenses and other current liabilities        11,258        13,289
  Current portion of long term debt                     11,169        10,783
                                                      --------      --------
       Total Current Liabilities                        63,805        54,881

Long-term debt                                         301,162       296,843
Deferred income taxes                                   21,796        20,550
Other non-current liabilities                            5,925         5,744

Shareholders' Deficit:
  Common Stock                                              10            10
  Additional paid-in-capital                            49,996        49,996
  Accumulated deficit                                  (65,547)      (61,343)
  Accumulated other comprehensive loss                   3,774           966
                                                      --------      --------
      Total Shareholders' Deficit                     $(11,767)     $(10,371)
                                                      --------      --------
      Total Liabilities and Shareholders' Deficit     $380,921      $367,647
                                                      ========      ========


     See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                     Three Months Ended
                                                         March 31,
                                               -------------------------------
                                                     2004             2003
                                                     ----             ----

Net Sales                                          $75,717           $71,252
Cost of sales, excluding
   depreciation                                     51,362            46,378
Selling, general and
   administrative expenses                          15,244            13,474
Depreciation                                         1,610             1,802
Amortization                                            36                55
Management fees and other                              758               735
                                                   -------           -------

            Operating Income                         6,707             8,808

Other (income)/ expense:
   Interest expense                                  8,819             8,803
   Interest income                                     (30)              (48)
   Miscellaneous, net                                  341               316
                                                   -------           -------

Loss before income taxes                            (2,423)             (263)

Income tax provision                                 1,781             1,893
                                                   -------           -------
Net Loss                                           $(4,204)          $(2,156)
                                                   =======           =======


     See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2004        2003
                                                           ----        ----

Cash flows from operating activities:
  Net loss                                              $(4,204)    $(2,156)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                          1,880       2,542
   Deferred income taxes                                  1,245         151

Changes in operating assets and liabilities net of effects of acquisitions:

   Current assets

                                                         (6,588)     (9,614)
   Current liabilities                                    8,538       9,872
   Non-current assets & liabilities                          98         264
   Due from (payable to) affiliated company                 128      (1,093)
                                                        -------     -------
   Net cash provided by (used in) operating activities    1,097         (34)

Cash flows from investing activities:
   Capital expenditures, net                               (819)       (961)
                                                        -------     -------
   Net cash used in investing activities                   (819)       (961)

Cash flows from financing activities:
   Net borrowings (repayment) under revolving
     credit facility and other long-term debt             4,531      (1,385)
                                                        -------     -------
   Net cash provided by (used) in financing activities    4,531      (1,385)

Effect of exchange rate changes on cash                   2,403       4,147
                                                        -------     -------

Net increase in cash and cash equivalents                 7,212       1,767

Cash and cash equivalents at beginning of period          7,615      14,654
                                                        -------     -------
Cash and cash equivalents at end of period              $14,827     $16,421
                                                        =======     =======





     See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


1.     Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and which are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

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

The Company has recorded an income tax provision on its loss before taxes due to its foreign and state tax expense, but its domestic losses have not been benefited for federal tax purposes.

3.     Inventories

Inventories are summarized as follows:

                                       March 31,           December 31,
                                          2004                 2003
                                     -------------        -------------

   Raw materials                        $31,003               $27,847
   Work in process                       16,292                15,542
   Finished goods                         7,805                 7,752
                                        -------               -------
                                        $55,100               $51,141
                                        =======               =======
4.     Comprehensive Income

Total comprehensive income (loss) for the three months ended March 31, 2004 and 2003 is as follows:

                                                 Three Months Ended
                                                      March 31,
                                                ---------------------

                                                2004             2003
                                                ----             ----

Net loss                                      $(4,204)         $(2,156)
Foreign currency
   translation adjustment                       2,808            5,316
                                              -------          -------
Comprehensive income (loss)                   $(1,396)         $ 3,160
                                              =======          =======

5.     Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2003 consolidated financial statements with respect to segmentation or the measurement of segment profit.

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

Summary financial information included in the financial statements of the Company is as follows:

                                                Three Months Ended
                                                     March 31,
                                          --------------------------------
                                                  2004          2003
                                                  ----          ----

Net sales
  Motors                                        $54,048        $51,330
  Controls                                       21,669         19,922
                                                -------        -------
                                                 75,717         71,252
Operating income
  Motors                                          8,557          9,319
  Controls                                        1,988          2,722
                                                -------        -------
                                                 10,545         12,041

Management fees and unallocated
   corporate overhead                             3,838          3,233
                                                -------        -------
Total operating income                            6,707          8,808

Interest expense                                  8,819          8,803
Interest income                                     (30)           (48)
Miscellaneous, net                                  341            316
                                                -------        -------

Loss before income taxes                        $(2,423)       $  (263)
                                                =======        =======

Consolidated Results of Operations

Consolidated net sales for the three months ended March 31, 2004 were $75.7 million, an increase of $4.5 million, or 6.3%, from the same period in 2003. Sales of the Company's Motors segment were $54.0 million, a $2.7 million (5.3%) increase from the previous year. Sales of the Company's subfractional motor products were $19.0 million, a decrease of $1.4 million, or 6.7% compared to the first quarter of 2003. The decline primarily resulted from the loss of value-added business with a major appliance customer, softness in the market for motors sold to general vending customers, and the inclusion of significant one-time sales to certain restaurant product customers during the prior year period. Sales of fractional and integral motor products were $35.0 million, an increase of $4.1 million, or 12.8% from the first quarter of 2003. This increase resulted from general strength and share gains in the Company's material handling and commercial floor care motor products, an increase in elevator motors sold in China, and the favorable translation impact of European sales denominated in Euros. These increases were partially offset by general weakness in the Company's European markets served by the FIR Group of companies, where sales declined 9.7% on a local currency basis. First quarter 2004 sales for the Company's Controls segment were $21.7 million, an increase of $1.7 million, or 8.8%, from the prior year. The Company's elevator controls and automotive assembly line controls product lines both contributed to the increase in sales during the first quarter of 2004.

Total operating income for the first quarter of 2004 was $6.7 million, a decline of $2.1 million, or 23.9 %, from the same quarter of the previous year. Operating income for the first three months of 2004 in the Motors segment was $8.6 million, which was $0.8 million, or 8.2% lower than 2003's first quarter results. Operating income for the Controls segment was $2.0 million, a decrease of $0.7 million, or 27.0% from the corresponding quarter in the previous year. Total Company gross margin was $24.4 million in the first three months of 2004, a decrease of $0.5 million, or 2.1%, from the corresponding quarter in the previous year. Gross margin as a percentage of sales fell from 34.9 % in the first quarter of 2003 to 32.2% in 2004. The decline in gross margin was caused by a number of factors, the most significant of which are: 1) During the first quarter of 2004, the Company experienced significant inflation on metal (copper, steel, aluminum, etc.) components used in the assembly of motor products. Pricing pressures on motors have prevented these cost increases from being passed along to customers in the form of higher prices, which has compressed profitability of sales. 2) Several sizable pieces of market share gained in the material handling and floor care segments, and a new elevator control product shipped in limited quantities during the quarter, carry lower margins than the Company's historical product mix. It is expected that margins on these products will expand over time as the Company moves up the learning curve, gains volume leverage, and implements planned cost reductions. 3) Two facility moves completed in the first quarter of 2004 within the subfractional and fractional/integral products groups led to increased costs related directly to the moves and to temporarily lower efficiencies for the period.

Selling, general, and administrative expenses increased $1.8 million, or 13.1%, to $15.2 million for the first quarter of 2004. Most of the increase is due to increases in commission expenses related to higher sales, the cumulative impact of employment increases since 2003 at Motion Control Engineering in preparation for production release of its "I" family of elevator control products during 2004, expenses related to the aforementioned facility moves, and increases in professional service fees.

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

Operating activities. Net cash provided by operating activities for the three-month period ended March 31, 2004 was $1.1 million, compared to zero provided by operating activities for the three months ended March 31, 2003. The favorable performance in cash is attributable to improved working capital management in 2004 compared to the previous year, offset partly by the lower operating income discussed under "Consolidated Results of Operations".


Investing activities. In the first three months of 2004, the Company used $0.8 million for capital expenditures, compared to $1.0 million used in the same period of 2003.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of March 31, 2004, the Company has approximately $15.3 million of available funds under this Credit Agreement.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2004 the Company had variable rate debt outstanding of $4.3 million. A one-percentage point increase in interest rates would not have a material effect on the amount of annual interest paid. The Company does not believe that its market risk from financial instruments on March 31, 2004 would have a material effect on future operations or cash flow.

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


                                         KINETEK, INC.



                                     By: /s/ Daniel Drury
                                         ----------------
                                         Daniel Drury
                                         Chief Financial Officer


     May 17, 2004

                                  EXHIBIT INDEX

Exhibit
Number                             Description

 31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

 31.2    Certificate of Chief Financial Officer pursuant to
         Rule 13a-14(a) or Rule 15d-14(a)


..