Form 10-Q
period 2004-06-30
KINETEK INC
filed 2004-08-16
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

-------------------------------------------------------------------------------
               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For quarter ended June 30, 2004           Commission File Number 333-19257


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

     The number of shares outstanding of Registrants Common Stock as of August 16, 2004: 10,000.

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

Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                     PAGE
                                                                      NO.
                                                                     ----


Condensed Consolidated Balance Sheets at June 30, 2004                 4
and December 31, 2003

Condensed Consolidated Statements of Operations for the                5
three and six months ended June 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the six month
ended June 30, 2004 and 2003                                           6

Notes to Condensed Consolidated Financial Statements                  7-8

                                KINETEK, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                 June 30, 2004    December 31,
                                                                     2003
                                                --------------   -----------
                                                 (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                        $ 17,406        $ 7,615
  Accounts receivable, net                           64,295         59,286
  Inventories                                        54,990         51,141
  Prepaid expenses and other current assets           2,832          4,604
  Taxes receivable                                    4,287          5,637
                                                   --------       --------
       Total Current Assets                         143,810        128,283


Property, plant, and equipment, net                  29,642         30,811
Goodwill, net                                       180,587        180,361
Deferred financing costs, net                         5,969          7,293
Due from affiliated company                           8,434          7,716
Investment in affiliate                              12,344         12,344
Other non-current assets, net                           859            839
                                                   --------       --------
       Total Assets                                $381,645       $367,647

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                  $30,595       $ 26,705
  Accrued interest payable                            4,650          4,104
  Accrued expenses and other current liabilities     12,938         13,289
  Current portion of long term debt                   6,396         10,783
                                                   --------       --------
       Total Current Liabilities                     54,579         54,881

Long-term debt                                      313,090        296,843
Deferred income taxes                                23,269         20,550
Other non-current liabilities                         5,327          5,744

Shareholders' Deficit:
  Common Stock                                           10             10
  Additional paid-in-capital                         49,996         49,996
  Accumulated deficit                               (67,072)       (61,343)
  Accumulated other comprehensive loss                2,446            966
                                                   --------       --------
      Total Shareholders' Deficit                  $(14,620)      $(10,371)
                                                   --------       --------
      Total Liabilities and Shareholders' Deficit  $381,645       $367,647
                                                   ========       ========





     See accompanying notes to condensed consolidated financial statements.

                                 KINETEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                        Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                         -----------------  ------------------
                                           2004      2003     2004      2003
                                           ----      ----     ----      ----

Net Sales                                $81,891   $71,940  $157,608  $143,192
Cost of sales, excluding
   depreciation                           54,967    47,065   106,329    93,464
Selling, general and
   administrative expenses                14,704    13,770    29,948    27,223
Depreciation                               1,492     1,796     3,102     3,598
Amortization                                  41        31        77        86
Management fees and other                    823       711     1,581     1,446

        Operating Income                   9,864     8,567    16,571    17,375

Other (income)/ expense:
   Interest expense                        9,630     8,632    18,449    17,435
   Interest income                           (43)      (21)      (73)      (69)
   Miscellaneous, net                       (854)   (5,536)     (513)   (5,220)

Income (loss) before income taxes          1,131     5,492    (1,292)    5,229

Income tax provision                       2,656     4,709     4,437     6,602

Net Income (loss)                       $ (1,525   $   783  $ (5,729)  $(1,373)









     See accompanying notes to condensed consolidated financial statements.

                                 KINETEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                             Six Months Ended
                                                                 June 30,
                                                        -----------------------
                                                            2004        2003
                                                            ----        ----

Cash flows from operating activities:
  Net loss                                              $ (5,729)    $ (1,373)
Adjustments to reconcile net loss to net
  cash (used in) operating activities:
   Depreciation and amortization                           4,714        5,160
   Deferred income taxes                                   2,718        2,564
   Gain on extinguishment of debt, see note 7                -         (4,543)

Changes in operating assets and liabilities net of effects of acquisitions:

   Current assets                                         (5,736)      (8,979)
   Current liabilities                                     4,085        2,430
   Non-current assets & liabilities                         (535)         239
   Due from (payable to) affiliated company                 (718)       1,060
                                                         -------      -------
   Net cash (used in) operating activities                (1,201)      (3,442)

Cash flows from investing activities:
   Capital expenditures, net                               1,639        1,892
                                                         -------      -------
   Net cash used in investing activities                  (1,639)      (1,892)

Cash flows from financing activities:
   Net borrowings under revolving credit facility and
     other long-term debt                                 11,579        2,631
                                                         -------      -------
   Net cash provided by financing activities              11,579        2,631

Effect of exchange rate changes on cash                    1,052        4,663
                                                         -------      -------

Net increase in cash and cash equivalents                  9,791        1,960

Cash and cash equivalents at beginning of period           7,615       14,654
                                                        --------     --------
Cash and cash equivalents at end of period              $ 17,406     $ 16,614
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

The Company has recorded an income tax provision primarily due to its foreign and state tax expense. The Company's domestic losses have not been benefited for federal tax purposes.

3.      Inventories

Inventories are summarized as follows:

                                        June 30,          December 31,
                                          2004                2003
                                      -----------         ------------

   Raw materials                         $30,010             $27,847
   Work in process                        16,640              15,542
   Finished goods                          8,340               7,752
                                         -------             -------
                                         $54,990             $51,141
                                         =======             =======


4.      Comprehensive Income

Total comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 is as follows:

                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                   ------------------     ----------------
                                     2004      2003         2004     2003
                                     ----      ----         ----     ----

Net income (loss)                $ (1,525)   $  783      $(5,729)  $(1,373)
Foreign currency
   translation adjustments         (1,328)      681        1,480     5,997
                                 --------    ------      -------   -------
Comprehensive income (loss)      $ (2,853)   $1,464      $(4,249)  $ 4,624
                                 ========    ======      =======   =======

5.      Additional Purchase Price Agreement

Kinetek has a contingent purchase price agreement relating to its acquisition of Motion Control Engineering on December 18, 1997. The terms of this agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the sellers' option during a five year period that began in 2003. When exercised, the additional consideration will be based on Motion Control Engineering's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid out in cash over a three or four-year period, in annual installments according to a schedule, which is included in the agreement. Additional consideration, if any, will be recorded as an addition to goodwill.

6.      Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2003 consolidated financial statements with respect to segmentation or the measurement of segment profit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

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

Summary financial information included in the financial statements of the Company is as follows:

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                  ------------------      ----------------
                                    2004      2003         2004       2003
                                    ----      ----         ----       ----
                                          (Dollar amounts in thousands)
Net sales
  Motors                          $58,703   $51,108     $112,751   $102,438
  Controls                         23,188    20,832       44,857     40,754
                                   ------    ------      -------    -------
                                   81,891    71,940      157,608    143,192
Operating income
  Motors                           10,556     9,806       19,017     19,043
  Controls                          2,813     2,324        4,801      5,046
                                   ------    ------      -------    -------
                                   13,369    12,130       23,818     24,089

Management fees and unallocated
   corporate overhead               3,505     3,563        7,247      6,714
                                   ------    ------      -------     ------
Total operating income              9,864     8,567       16,571     17,375

Interest expense                    9,630     8,632       18,449     17,435
Interest income                       (43)      (21)         (73)       (69)
Miscellaneous, net                   (854)   (5,536)        (513)    (5,220)
                                  -------   -------      -------    -------

Income (loss) before income
taxes                             $ 1,131   $ 5,492      $(1,292)   $ 5,229
                                  =======   =======      =======    =======

Consolidated Results of Operations

Net sales for the second quarter of 2004 were 13.8% ($10.0 million) above those of the same period for 2003 at $81.9 million. Net sales for the first six months of 2004 increased 10.1% ($14.4 million) from 2003, to $157.6 million. The increases in sales resulted from improvement in substantially all of the Company's principal domestic markets, net gains in market share, and favorable impact of foreign currency translation on the Company's European sales. The motors segment delivered a 14.9% increase in second quarter sales versus 2003, with year to date sales 10.1% above the same period in 2003. Net sales of subfractional motors increased 4.6% ($0.9 million) for the second quarter, driven by slightly higher demand for refrigeration appliance motors and "other" products such as those used in medical, restaurant, and automotive end markets. Net sales of subfractional products were 1.2% ($0.5 million) below the prior year to date, as a result of the loss of value-added sub-assembly products sold to major appliance customers and the inclusion of significant one-time sales to a general vending customer, both of which occurred during the first quarter of 2003, offset in part by the aforementioned second quarter strength. Net sales of fractional/integral motors increased 21.4% ($6.7 million) for the second quarter and increased 17.3% ($10.8 million) for the year to date, compared with the same periods in 2003. The increases in sales were led by sharp growth in U.S. sales of DC products used in material handling and golf car applications and strong demand for AC and DC products used in the floor care end market in the U.S. European sales through the Company's FIR subsidiary were modestly lower for the second quarter (down 3.5%) and year to date (down 6.5%) periods of 2004, due to general weakness in the subsidiary's principal markets in Europe and the Middle East. Favorable Euro currency translation on sales by FIR resulted in increases in sales of $1.5 million and $3.1 million for the second quarter and year to date periods, respectively. Net sales in the controls segment rose 11.3% ($2.4 million) in the second quarter and 10.1% ($4.1 million) for the year to date compared with 2003 performance. The Company's elevator controls and automotive assembly line controls product lines both contributed to the increase in sales during both periods.

Total operating income for the second quarter of 2004 was $9.9 million, an increase of $1.3 million, or 15.1% from the second quarter of 2003. Total year to date operating income was $16.6 million, down $0.8 million, or 4.6% from the same period of 2003. Operating income for the motors segment increased 7.6% for the quarter ended on June 30, 2004 to $10.6 million, and was even with the prior year to date at $19.0 million. The operating income of the controls segment increased 21.0% to $2.8 million for the quarter, and decreased 4.9% to $4.8 million for the six-month period then ended.

Total company gross margin was $26.9 million in the second quarter, an increase of 8.2% from 2003. For the six-month period, gross margin increased 3.1% to $51.3 million. Gross margin as a percentage of sales fell from 34.6% in 2003's second quarter to 32.9% in 2004. For the year to date, gross margin fell from 34.7% of sales in 2003 to 32.5% in 2004. The declines in gross margin were caused by a number of factors, the most significant of which are: 1) Throughout the first half of 2004, the Company has experienced significant inflation on metal (copper, steel, aluminum, etc.) components used in the assembly of motor and control products. Pricing pressures on motors have prevented these cost increases from being fully passed along to customers in the form of higher prices, which has compressed profitability of sales. 2) Several sizable pieces of market share gained in the material handling and floor care segments, and a new elevator control product shipped in limited quantities during the period, carry lower margins than the Company's historical product mix. It is expected that margins on these products will expand over time as the Company moves up the learning curve, gains volume leverage, and implements planned cost reductions.
3) Two facility moves completed in the first quarter of 2004 within the subfractional and fractional/integral products groups led to increased costs related directly to the moves and to temporarily lower efficiencies for the period.

Selling, general, and administrative expenses ("SG&A") increased $1.0 million, or 6.8%, to $14.7 million for the second quarter of 2004. For the first half of 2004, SG&A increased 10.0% ($2.7 million) to $29.9 million. Most of the increases is due to increases in commission expenses related to higher sales, the cumulative impact of employment increases since 2003 at Motion Control Engineering in preparation for production release of its "I" family of elevator control products during 2004, expenses related to the aforementioned facility moves, and increases in professional service fees.

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

Operating  activities. Net cash used by operating activities for the six months
---------------------
ended June 30, 2004 was $1.2 million, compared to $3.4 million used by operating activities for the six months ended June 30, 2003. The favorable performance year over year in cash is attributable to improved working capital management in 2004 compared to the previous year, offset partly by the lower operating income discussed under "Consolidated Results of Operations".

Investing  activities. In the first half of 2004, the Company used $1.6 million
---------------------
for capital expenditures, compared to $1.9 million used in the same period of 2003.

Financing activities. The Company is party to a Credit Agreement under which the
--------------------
Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of June 30, 2004, the Company had approximately $11.1 million of available funds under this Credit Agreement.

The Company is, and expects to be, in compliance with the provisions of its Indentures.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2004 the Company had variable rate debt outstanding of $12.1 million. A one-percentage point increase in interest rates would not have a material effect on the amount of annual interest paid. The Company does not believe that its market risk from financial instruments on June 30, 2004 would have a material effect on future operations or cash flow.

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


                                           KINETEK, INC.



                                      By: /s/ Daniel Drury
                                          -------------------------------------
                                          Daniel Drury
                                          Chief Financial Officer



         August 16, 2004

                                 EXHIBIT INDEX

Exhibit
Number                                 Description
 31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
 31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)