Form 10-Q
period 2004-09-30
KINETEK INC
filed 2004-11-15
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For quarter ended September 30, 2004        Commission File Number 333-19257


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

          The number of shares outstanding of Registrant's Common Stock as of November 15, 2004: 10,000.

                                  KINETEK, INC.


                                      INDEX


   Part I      FINANCIAL INFORMATION                                   PAGE NO.
   -----       ---------------------                                   --------
   Item 1.     Financial Statements (Unaudited)                            3

   Item 2.     Management's Discussion and Analysis of Financial           9
               Condition and Results of Operations

   Item 3.     Quantitative and Qualitative Disclosures About             12
               Market Risk

   Item 4.     Controls and Procedures                                    12


   Part II     OTHER INFORMATION
   -------     -----------------

   Item 1.     Legal Proceedings                                          13

   Item 2.     Changes in Securities and Use of Proceeds                  13

   Item 3.     Defaults Upon Senior Securities                            13

   Item 4.     Submission of Matters to a Vote of Security                13
               Holders

   Item 5.     Other Information                                          13

   Item 6.     Exhibits and Reports on Form 8-k                           13

               Signatures                                                 14

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                     PAGE NO.
                                                                     --------

Condensed Consolidated Balance Sheets at September 30, 2004              4
and December 31, 2003

Condensed Consolidated Statements of Operations for the                  5
three and nine months ended September 30, 2004 and 2003

Condensed  Consolidated  Statements  of Cash  Flows  for the nine
 months  ended September 30, 2004 and 2003                               6

Notes to Condensed Consolidated Financial Statements                    7-8

                                  KINETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                September 30,      December 31,
                                                     2004               2003
                                               ---------------    -------------
                                                 (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                            $  17,982      $   7,615
  Accounts receivable, net                                67,585         59,286
  Inventories                                             61,605         51,141
  Prepaid expenses and other current assets                2,608          4,604
  Taxes receivable                                         2,886          5,637
                                                       ---------      ---------
       Total Current Assets                              152,666        128,283


Property, plant, and equipment, net                       29,137         30,811
Goodwill, net                                            180,653        180,361
Deferred financing costs, net                              5,307          7,293
Due from affiliated company                                8,872          7,716
Investment in affiliate                                   12,344         12,344
Other non-current assets, net                                901            839
                                                       ---------      ---------
       Total Assets                                    $ 389,880      $ 367,647
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                     $  33,785      $  26,705
  Accrued interest payable                                11,313          4,104
  Accrued expenses and other current liabilities          16,833         13,289

  Current portion of long term debt                       10,607         10,783
                                                       ---------      ---------
       Total Current Liabilities                          72,538         54,881

Long-term debt                                           302,422        296,843
Deferred income taxes                                     24,431         20,550
Other non-current liabilities                              5,342          5,744

Shareholders' Deficit:
  Common Stock                                                10             10
  Additional paid-in-capital                              49,996         49,996
  Accumulated deficit                                    (67,410)       (61,343)
  Accumulated other comprehensive income                   2,551            966
                                                       ---------      ---------
      Total Shareholders' Deficit                      $ (14,853)     $ (10,371)
                                                       ---------      ---------
      Total Liabilities and Shareholders' Deficit      $ 389,880      $ 367,647
                                                       =========      =========







     See accompanying notes to condensed consolidated financial statements.


                                  KINETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                          Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,
                                                       -------------------------   -----------------------
                                                          2004          2003            2004          2003
                                                          ----          ----            ----          ----

Net Sales                                              $  84,917      $  72,655       $ 242,525       $ 215,847
Cost of sales, excluding
   depreciation                                           58,050         47,936         164,379        141,400
Selling, general and
   administrative expenses                                14,720         15,028          44,668         42,251
Depreciation                                               1,402          1,750           4,504          5,348
Amortization                                                  29             27             106            113
Management fees and other                                    848            731           2,429          2,177
                                                       ---------      ---------      ----------      ---------

        Operating Income                                   9,868          7,183          26,439         24,558

Other (income)/ expense:
   Interest expense                                        7,748          8,724          26,197         26,159
   Interest income                                           (36)           -              (109)           (69)
   Miscellaneous, net                                        (34)           157            (547)        (5,063)
                                                       ----------      ---------     -----------     ----------

Income (loss) before income taxes                          2,190         (1,698)            898          3,531

Income tax provision                                       2,528            168           6,965          6,770
                                                       ---------      ---------      ----------      ---------

Net Loss                                               $    (338)     $  (1,866)     $  (6,067)      $  (3,239)
                                                       ==========      =========     ==========      ==========









          See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                      2004          2003
                                                                                      ----          ----

Cash flows from operating activities:
       Net loss                                                                    $ (6,067)     $ (3,239)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Depreciation and amortization                                                 6,918         7,676
        Deferred income taxes                                                         3,881         3,467
        Gain on extinguishment of debt, see note 7                                      -          (4,543)

     Changes in operating assets and liabilities:


        Current assets                                                              (11,766)      (10,558)
        Current liabilities                                                          15,809         7,113
        Non-current assets and liabilities                                             (606)          121
        Due from (payable to) affiliated company                                     (1,156)        1,150
                                                                                   ---------     --------
        Net cash provided by operating activities                                     7,013         1,187

     Cash flows from investing activities:
        Acquisition of business                                                        (315)           -
        Capital expenditures, net                                                    (2,394)       (2,920)
                                                                                   ---------     ---------
        Net cash used in investing activities                                        (2,709)       (2,920)

     Cash flows from financing activities:
        Net borrowings (payment) under revolving credit facility                       5,009          (775)
        and other long-term debt                                                   --------      ---------
        Net cash provided by (used in) financing activities                           5,009          (775)

     Effect of exchange rate changes on cash                                          1,054          5,031
                                                                                   ---------     ---------

     Net increase in cash and cash equivalents                                       10,367          2,523

     Cash and cash equivalents at beginning of period                                 7,615         14,654
                                                                                   ---------     ---------
     Cash and cash equivalents at end of period                                    $ 17,982      $  17,177
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

The Company has recorded an income tax provision primarily due to its foreign and state tax expense, as well as the change in its deferred tax items. The Company's domestic losses have not been benefited for federal tax purposes.

3.            Inventories

Inventories are summarized as follows:

                                 September 30,               December 31,
                                      2004                       2003
                         -----------------------------  -----------------------

     Raw materials                        $34,396                    $27,847
     Work in process                       18,681                     15,542
     Finished goods                         8,528                      7,752
                                          -------                    -------
                                          $61,605                    $51,141
                                          =======                    =======

4.            Comprehensive Income

Total comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 is as follows:

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                     ---------------------------    -----------------------

                                                         2004           2003             2004          2003
                                                         ----           ----             ----          ----

     Net loss                                          $  (338)       $(1,866)        $ (6,067)     $ (3,239)
     Foreign currency
        translation adjustments                            105            967            1,585         6,964
                                                       --------       --------        ---------     --------
     Comprehensive income (loss)                       $  (233)       $  (899)        $ (4,482)     $  3,725
                                                       ========       ========        =========     ========

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

Summary financial information included in the financial statements of the Company is as follows:

                                                                Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                              ------------------------   --------------------------

                                                               2004         2003              2004           2003
                                                               ----         ----              ----           ----
                                                                          (Dollar amounts in thousands)

Net sales
  Motors                                                     $  61,963       $  50,296      $ 174,714      $ 152,734
  Controls                                                      22,954          22,359         67,811         63,113
                                                             ----------      ----------     ---------      ---------
                                                                 84,917         72,655       242,525         215,847
     Operating income
       Motors                                                    10,222          9,100        29,239          28,143
       Controls                                                   2,443          2,241         7,244           7,287
                                                             ----------      ----------     ---------      ---------
                                                                 12,665         11,341        36,483          35,430

     Management fees and unallocated
        corporate overhead                                        2,797          4,158        10,044          10,872
                                                             ----------      ----------     ---------      ---------
     Total operating income                                       9,868          7,183        26,439          24,558

     Interest expense                                             7,748          8,724        26,197          26,159
     Interest income                                                (36)           -            (109)            (69)
     Miscellaneous, net                                             (34)           157          (547)         (5,063)
                                                             -----------     ----------     ---------      ---------


     Income (loss) before income taxes                       $    2,190      $  (1,698)     $    898       $   3,531
                                                             ===========     ==========     =========      =========

Consolidated Results of Operations

Net sales for the third quarter of 2004 were 16.9% ($12.3 million) above those of the same period for 2003 at $84.9 million. Net sales for the first nine months of 2004 increased 12.4% ($26.7 million) from 2003, to $242.5 million. The increases in sales resulted from improvement in substantially all of the Company's principal domestic markets, net gains in market share, and favorable impact of foreign currency translation on the Company's European sales. The motors segment delivered a 23.2% increase in third quarter sales versus 2003, with year to date sales 14.4% above the same period in 2003. Net sales of subfractional motors increased 18.7% ($3.3 million) for the third quarter, driven by the introduction of a redesigned ice-crusher motor sold to Whirlpool and higher demand for "other" products such as those used in medical, restaurant, and automotive end markets. Net sales of subfractional products were 5.0% ($2.9 million) higher than the prior year to date, as a result of the third quarter improvements cited above which were partially offset by the loss of value-added sub-assembly products sold to major appliance customers and the inclusion of significant one-time sales to a general vending customer, both of which occurred during the first quarter of 2003. Net sales of fractional/integral motors increased 25.3% ($8.4 million) for the third quarter and increased 20.4% ($19.6 million) for the year to date, compared with the same periods in 2003. The increases in sales were led by sharp growth in U.S. sales of DC products used in material handling and golf car applications and strong demand for AC and DC products used in the floor care end market in the U.S. European sales through the Company's FIR Group of subsidiaries were modestly lower for the third quarter (down 1.9%) and year to date (down 4.8%) periods of 2004, due to general weakness in the subsidiary's principal markets in Europe and the Middle East. Favorable Euro currency translation on sales by FIR resulted in increases in sales of $0.7 million and $3.8 million for the third quarter and year to date periods, respectively. Net sales in the controls segment rose 2.7% ($0.6 million) in the third quarter and 7.4% ($4.7 million) for the year to date compared with 2003 performance. The Company's elevator controls product line delivered revenue increases of 7.3% for the third quarter and 8.8% for the year to date. Sales of the Company's automotive assembly line controls products were down 30.9% for the third quarter and down 3.2% for the year to date as a result of refocusing the Electrical Design and Control subsidiary away from projects with high material content.

Total operating income for the third quarter of 2004 was $9.9 million, an increase of $2.7 million, or 37.4% from the third quarter of 2003. Total year to date operating income was $26.4 million, an increase of $1.9 million, or 7.7% from the same period of 2003. Operating income for the motors segment increased 12.3% for the quarter ended on September 30, 2004 to $10.2 million, and was 3.9% higher than the prior year to date at $29.2 million. The operating income of the controls segment increased 9.0% to $2.4 million for the quarter, and decreased 0.6% to $7.2 million for the nine-month period then ended.

Total company gross margin was $26.9 million in the third quarter, an increase of 8.7% from 2003. For the nine-month period, gross margin increased 5.0% to $78.1 million. Gross margin as a percentage of sales fell from 34.0% in 2003's third quarter to 31.6% in 2004. For the year to date, gross margin fell from 34.5% of sales in 2003 to 32.2% in 2004. The declines in gross margin were caused by a number of factors, the most significant of which are: 1) Throughout the first nine months of 2004, the Company has experienced significant inflation on metal (copper, steel, aluminum, etc.) components used in the assembly of motor and control products. Pricing pressures on motors have prevented these cost increases from being fully passed along to customers in the form of higher prices, which has compressed profitability of sales. 2) Several sizable pieces of market share gained in the material handling and floor care segments, and a new elevator control product shipped in limited quantities during the period, carry lower margins than the Company's historical product mix. It is expected that margins on these products will expand over time as the Company moves up the learning curve, gains volume leverage, and implements planned cost reductions. 3) The Company completed two facility moves during the first quarter of 2004 and began implementing closure of a third facility (Gear Research, Inc., located in Grand Rapids, MI) during the third quarter. All three actions adversely affected operating performance within the subfractional and fractional/integral products groups from increased costs related directly to the moves and to temporarily lower efficiencies during the planning and execution phases. 4) The aforementioned refocusing of Electrical Design and Control away from projects with high material content caused significantly higher material costs in the third quarter as these projects were pushed to completion.

Selling, general, and administrative expenses ("SG&A") decreased $0.3 million, or 2.0%, to $14.7 million for the third quarter of 2004. This decrease is due to a one-time charge of $1.0 million in the third quarter of 2003 for medical insurance costs and a $0.5 million reduction in corporate overhead allocated by our Parent company in the third quarter of 2004. These decreases were mostly offset by the cumulative impact of employment increases and other expenses since 2003 at Motion Control Engineering in preparation for production release of its "I" family of elevator control products during 2004, expenses related to the aforementioned facility moves, and increases in professional service fees. For the first nine months of 2004, SG&A increased 5.7% ($2.4 million) to $44.7 million. Most of the increase is due to increases in commission expenses related to higher sales, the cumulative impact of employment increases and other expenses since 2003 at Motion Control Engineering in preparation for production release of its "I" family of elevator control products, expenses related to the facility moves, and increases in professional service fees. These increases were partly offset by the aforementioned third quarter reductions in allocated overhead and medical insurance costs.

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

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2004 was $7.0 million, compared to $1.2 million for the nine months ended September 30, 2003. The favorable performance year over year in cash is attributable to the higher operating income discussed under "Consolidated Results of Operations" and to improved working capital management, particularly a larger increase in accounts payable during 2004 compared with the previous year.

Investing activities. In the nine months ended September 30, 2004, the Company used $2.7 million for investing activities, compared to $2.9 million used in the same period of 2003. The decrease is due to a decrease in capital expenditures of $0.5 million, offset by third quarter acquisition activity.

During September 2004, the Company acquired substantially all of the net assets of O. Thompson, a New York City-based elevator control company. The total acquisition cost was $887,000 of which $315,000 was paid in cash during the third quarter of 2004, with the remaining to be paid during the fourth quarter of 2004. The $572,000 of deferred acquisition costs are a component of other current liabilities at September 30, 2004. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business have been included in the consolidated operating results of Kinetek since the date of acquisition. The operating results of O. Thompson are included with those of Kinetek's wholly-owned subsidiary, Motion Control Engineering, within the "Controls" segment.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of September 30, 2004, the Company had approximately $16.0 million of available funds under this Credit Agreement.

The Company is, and expects to be, in compliance with the provisions of its Indentures.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2004 the Company had variable rate debt outstanding of $6.3 million. A one-percentage point increase in interest rates would not have a material effect on the amount of annual interest paid. The Company does not believe that its market risk from financial instruments on September 30, 2004 would have a material effect on future operations or cash flow.

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


  Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                    -----------------------------------------
                    None


  Item 3.           DEFAULTS UPON SENIOR SECURITIES
                    -------------------------------
                    None


  Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    ---------------------------------------------------
                    None


  Item 5.           OTHER INFORMATION
                    -----------------

                    Dennis R. ("Randy") Bays, 49, has been appointed President and Chief Operating Officer of Kinetek, Inc. ("the Company"). As President, Mr. Bays succeeds Thomas H.Quinn, who will continue to be the Company's Chief Executive Officer and a Director. Chief Operating Officer is a newly created post.

                    Since April 1997, Mr. Bays has been President of the Company's Imperial Electric subsidiary, and in January 2003 he was appointed President of the Company's Fractional/Integral Products Group, which is comprised of Imperial Electric, Euclid Universal, Gear Research, Advanced DC Motors, FIR Group, and Kinetek De Sheng. Before joining the Company, Mr. Bays held several senior management positions in General Electric's motor and control business from 1991 to 1997. Prior to that, Mr. Bays held senior management positions in Bomar Aerospace, Inc.


  Item 6.           EXHIBITS
                    --------

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


                                             KINETEK, INC.



                                              By: /s/ Daniel Drury
                                                  -----------------------------
                                                  Daniel Drury
                                                  Chief Financial Officer


         November 15, 2004

                                 EXHIBIT INDEX

 Exhibit
 Number                           Description

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2     Certificate of Chief Financial Officer pursuant to
         Rule 13a-14(a) or Rule 15d-14(a)