Form 10-K
period 2004-12-31
KINETEK INC
filed 2005-03-24
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004     Commission File Number 333-19257

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

          Securities registered pursuant to Section 12(b)of the Act:

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

     The number of shares outstanding of Registrant's Common Stock as of March 24, 2005: 10,000.

                              TABLE OF CONTENTS

                                                                     Page
                                                                     -----
Part I
------

Item 1.     Business                                                   3
Item 2.     Properties                                                 8
Item 3.     Legal Proceedings                                          9
Item 4.     Submission of Matters to a Vote of Security Holders        9

Part II
-------

Item 5.     Market for the Registrant's Common Equity and
            Related Stockholder Matters                                 9
Item 6.     Selected Financial Data                                    10
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11
Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risks                                               17
Item 8.     Financial Statements and Supplementary Data                18
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and
            Financial Disclosure                                       41
Item 9A.    Controls and Procedures                                    41

Part III
--------

Item 10.    Directors and Executive Officers                           41
Item 11.    Executive Compensation                                     44
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                 45
Item 13.    Certain Relationships and Related Transactions             46
Item 14.    Principal Accountant Fees and Services                     48

Part IV
-------

Item 15.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                        49

            Signatures                                                 50

Part I
------

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

Business

     The Company is a manufacturer of specialty purpose electric motors, gearmotors, gearboxes, gears, transaxles and electronic motion controls for a wide variety of consumer, commercial and industrial markets. The Company has a diverse base of customers and its products are used in a broad range of applications including vending machines, golf carts, lift trucks, industrial ventilation equipment, and elevators. The Company competes primarily in the electric motors and electronic motion control systems industries.

Business Segment Information

     The Company operates in two separate business segments; electric motors ("motors") and electronic motion control systems ("controls"). See Note 12 to the Company's consolidated financial statements for financial segment data.

Products

     The Company has established itself as a reliable niche manufacturer of high-quality, economical, custom electric motors, gearmotors, gears and electronic motion control systems used in a wide variety of applications including vending machines, refrigerator ice dispensers, commercial dishwashers, commercial floor care equipment, golf carts, lift trucks, and elevators. The Company's products are custom designed to meet specific application requirements. Less than 5% of the Company's products are sold as stock products.

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

Electronic Motion Control Systems

     Electronic motion control systems are assemblies of electronic and electromechanical components that are configured in such a manner that the systems have the capability to control a range of elevators. The components utilized in an elevator control system are typically electric motor drives (electronic controls that vary the speed and torque characteristics of electric motors), programmable logic controls ("PLCs"), transformers, capacitors, switches and software to configure and control the system.

Acquisitions

     See Note 1 to the notes to consolidated financial statements in Item 8 for a description of acquisitions made during the three year period ended December 31, 2004.

Backlog

     The Company's approximate backlog of unfilled orders at the dates specified was as follows:


                                      Backlog
           Year Ended               (Dollars in
           December 31,             thousands)
           -----------              ----------
               2004
               ----
              Motors                 $43,514
             Controls                 37,250
                                     --------
                                     $80,764

               2003
               ----
              Motors                 $42,002
             Controls                 37,884
                                     -------
                                     $79,886

     The Company believes it will ship substantially its entire 2004 year-end backlog during 2005.

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

International Operations

     The Company currently operates seven manufacturing, research and development, distribution and warehousing facilities in Europe and one manufacturing facility in Mexico. In addition, the Company has an 80% ownership interest in a Chinese joint venture that was formed in April 2002. For financial information about geographic area, see Note 13 to the Company's consolidated financial statements.

Employee and Labor Relations

     As of December 31, 2004, the Company employed 2,631 employees, of which 1,447 were non-union and 1,184 were represented by unions. The Company has experienced no work stoppages since inception. It considers its relations with its employees to be good.

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

     The principal competitive factors in the electric motor and electronic motion control systems markets include price, quality and service.
Major manufacturers include General Electric, Baldor Electric Company, Emerson Electric Company and Reliance Electric Company; however, the Company generally competes with smaller, specialized manufacturers. Many of the major motor manufacturers have substantially greater assets and financial resources than the Company does.

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

     The principal properties of the Company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 2004, are set forth in the table below:


                                              Square  Owned/        Lease
      Location                 Use            Feet    Leased      Expiration

Des Plaines, IL           Design/            38,000  Leased     March 2007
                          Administration
Darlington, WI            Manufacturing      68,000  Leased     September 2005
Richland Center, WI       Manufacturing      45,000  Leased     September 2006
Des Plaines, IL           Administration/    52,000  Leased     December 2008
                          Manufacturing
San Luis Potosi, Mexico   Manufacturing      46,000  Leased     December 2009
Shunde, Guangdong, PRC    Manufacturing/    926,000  Owned
                          Administration
Akron, OH                 Manufacturing     106,000  Leased     August 2005
Middleport, OH            Manufacturing      85,000  Owned
Alamagordo, NM            Manufacturing      40,200  Leased     February 2005
Grand Rapids, MI          Manufacturing/     45,000  Owned
                          Administration
Perry, OH                 Research &          5,000  Leased     September 2005
                          Development
Solon, OH                 Manufacturing/     66,500  Leased     November 2008
                          Administration
Casalmaggiore,            Administration/   100,000  Owned
   Italy                  Manufacturing
Varano, Italy             Manufacturing      30,000  Owned
Bedonia, Italy            Manufacturing       8,000  Leased     March 2005
Genova, Italy             Research &         33,000  Leased     July 2008
                          Development/
                          Manufacturing
Reggio Emilia, Italy      Manufacturing/     30,000  Leased     June 2011
                          Distribution
Syracuse, NY              Manufacturing      18,500  Leased     January 2008
Eternoz, France           Manufacturing/     19,000  Leased     December 2011
                          Administration
Syracuse, NY              Manufacturing/     49,600  Owned
                          Administration
Putzbrunn, Germany        Warehouse           1,200  Leased     July 2005
Troy, MI                  Manufacturing/     33,000  Leased     November 2005
                          Administration
Rancho Cordova, CA        Manufacturing/    108,300  Leased     March 2011
                          Administration
Glendale, NY              Manufacturing/     11,200  Leased     March 2005
                          Administration
New York, NY              Sales                 600  Leased     May 2005


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2004.

PART II
-------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
         ------------------------------------------------------------------

     The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At December 31, 2004, the Parent held all common stock of the Company.

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

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following table presents selected financial information derived from the Company's financial statements. Such amounts have been restated to reflect ED&C as a discontinued operation for all periods presented.


     (Dollars in thousands)                              Year Ended December 31,
                                     -----------------------------------------------------------

                                      2004          2003         2002         2001         2000
                                      ----          ----         ----         ----         ----

Statement of Operations
Data:  (1)
 Net Sales                           $313,867     $278,309     $274,818     $278,872     $307,656
Gross profit, excluding
depreciation                          101,625       96,130       99,135      102,632      116,239

  Depreciation                          5,487        6,721        6,577        6,023        6,055
  Amortization                            134          169          408        8,491        8,864
  Operating income                     34,153       30,048       38,347       37,226       52,168
  Interest expense                     35,592       34,876       35,231       32,173       33,175
  Income tax expense
   (benefit)                            6,991        5,721       11,575        4,666        9,435
  Income (loss) from
   continuing
   operations(2)                       (7,880)     (10,541)      (7,552)         746        9,465

Balance sheet data (at end of
period): (1)
  Working capital                      65,781       70,503       62,260       66,895       35,904
  Total assets                        373,448      362,488      363,506      359,415      361,082
  Long-term debt including
   current portion                    317,068      307,626      309,115      304,905      308,801
   Stockholder's equity (net
   capital deficiency)                (25,236)     (15,530)     (14,957)      10,684        7,139


(1)  The Company has acquired a diversified group of operating companies over the five-year period, which significantly affects the comparability of the information shown.

(2)  The Company's operating income and loss from continuing operations for 2000 reflects a
     14,636 write-down of goodwill relating to one of its businesses.


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

Acquisitions

     Information regarding acquisitions made by the Company during the three year period ended December 31, 2004 is included in Note 1 to the notes to financial statements. The results of acquired operations are included in the Company's consolidated results from the respective date of acquisition.

Consolidated Results of Operations

     The following financial information presents the consolidated results of operations of the Company for the years ended December 31, 2004, 2003 and 2002.



(Dollars in thousands)                                 Year Ended December 31,
                                              -----------------------------------------
                                                2004            2003           2002
                                                ----            ----           ----

Motors                                         $230,372        $201,654       $202,432
Controls                                         83,495          76,655         72,386
                                               --------        --------       --------
Net sales                                      $313,867        $278,309       $274,818

Motors                                          $68,609         $65,486        $68,801
Controls                                         33,016          30,644         30,334
                                               --------        --------       --------
Gross profit (excluding depreciation)          $101,625         $96,130         99,135

Motors                                          $35,858         $35,458        $39,496
Controls                                         10,571           8,686         10,660
Corporate Expenses                              (12,276)        (14,096)       (11,809)
                                               --------        --------       --------
Operating income                                $34,153         $30,048         38,347

Interest expense                                 35,592          34,876         35,231

Gross profit (excluding depreciation) (1)         32.4%           34.5%          36.1%
Operating margin (1)                              10.9            10.8           14.0

    (1) All margins are calculated as a percentage of net sales.


Year ended December 31, 2004 compared to year ended December 31, 2003

Consolidated net sales increased $35.6 million, from $278.3 million in 2003 to $313.9 million in 2004, a gain of 12.8 %. The increased sales were driven by the introduction of new products and net gains in market share, which contributed approximately $20.0 million, and improvements in the Company's principal markets in North America and Europe, which account for approximately $8.4 million in increased sales. The continued revaluation of the Euro against the dollar during 2004 caused a $4.5 million improvement in sales due to the favorable translation impact on the Company's European businesses. The acquisition of O. Thompson (see Note 1 to "Notes to Consolidated Financial Statements") contributed $4.3 million in sales since the acquisition date. The net impact of increases and decreases in selling prices is estimated to reduce sales from the prior year by approximately $1.6 million, reflecting the competitive global market for the Company's core products.

Sales in the Company's Motors segment increased from $201.7 million in 2003 to $230.4 million in 2004, a gain of $28.7 million, or 14.2 %. Subfractional motor sales increased $3.7 million on the strength of an improved market for products used in consumer refrigeration appliances, the partial year impact of a new ice crusher product sold to a major appliance manufacturer, and numerous share gains in smaller product categories. These gains were partly offset by the loss of "value-added subassembly" ice crusher products sold to several key refrigeration customers, for whom the Company continues to supply the ice crusher motor. Sales of fractional and integral motors increased $25.0 million on significant gains in market share and the sale of new products used in commercial floor care, and recovery in the markets for material handling and golf car motor products. The Company's European markets remained difficult during 2004, with sales down 4.6% from 2003, due to general market conditions and the impact of net share losses. The European sales declines were more than offset by the aforementioned increase in sales due to favorable Euro translation. Sales of the Company's products in China have benefited from that country's overall market strength and from share gains in elevator motors as the Company expands its market presence geographically.

Sales in the Company's Controls segment increased $6.8 million, to $83.5 million in 2004, an increase of 8.9% from $76.7 million in the prior year. The increase in sales was led by the inclusion of the partial year sales of O. Thompson (see Note 1 to "Notes to Consolidated Financial Statements"), which contributed $4.3 million in sales. Sales of elevator controls and accessory products increased $2.5 million, led by higher sales of the "I" family of control products, the SmarTraq door operator system, and other non-controller products.

Consolidated operating income increased to $34.2 million in 2004, an increase of $4.1 million, or 13.7%, from $30.0 million in 2003. Gross profit increased to $101.6 million (32.4% of net sales), from the prior year level of $96.1 million, (34.5% of net sales). The increase in gross profit is mainly attributable to the increases in sales described above. The impact of higher sales is partly offset by the unfavorable impact of net reductions in selling prices resulting from global market competition (approximately $1.6 million) and higher prices for purchased components and services, particularly steel, copper, zinc, aluminum, and freight. Gross margin as a percentage of sales declined in 2004 due to the impacts of net selling price reductions, purchase cost inflation, and the introduction of certain new products and share gains at competitive margins which are lower than the Company's historical average. Selling, general, and administrative expenses ("SG&A") increased from $56.3 million in 2003 to $58.7 million. SG&A increased modestly in line with the increases in sales, and from costs associated with the relocation of operations of the Grand Rapids, MI, Des Plaines, IL, and Oakwood Village, OH facilities. These increases were offset in part by a $1.3 million reduction of charges under the Transition Agreement (see Item 13 "Certain Relationships and Related Transactions"), and a one-time charge of $1.0 million in 2003 for excess medical claims incurred by the Company's subsidiaries during 2001 and 2002.

Year ended December 31, 2003 compared to year ended December 31, 2002

Consolidated net sales increased $3.5 million or 1.3% from $274.8 million in 2002 to $278.3 million in 2003. The sales variance is primarily due to the impact of the stronger Euro on translation of European sales ($6.9 million increase) and the net impact of market share gains and losses ($10.6 million increase) resulting from the Company's introduction of new products to the market. These gains were offset in part by the protracted sluggish economies in North America and Europe, which continued to depress revenues in most of the company's key market segments, for a revenue decline of $11.3 million. Pricing pressure throughout the Company's product lines resulted in a $2.7 million reduction in net sales.

Sales of the Company's Motors segment declined to $201.7 million in 2003 from $202.4 million in 2002, a decline of 0.4%. Subfractional motor sales declined by 0.6% compared to 2003, as market driven declines concentrated in the vending and appliance product lines, plus the loss of "value-added subassembly" manufacturing for certain appliance customers, were nearly replaced by the introduction of new products and share gains in other markets, such as medical, restaurant, and commercial refrigeration. Sales of Fractional/Integral motor products declined 0.3% from 2002. The variance was driven by general economic softness in markets for motors used in commercial floor care, golf car, elevator, and other applications. These declines were almost offset by net gains from changes in market share and new product introductions in floor care and elevator markets, and the translation impact on European sales described above.

Sales of the Company's Controls segment increased to $76.7 million in 2003, from $72.4 million in 2002, an increase of $4.3 million, or 5.9%. The increase is the result of recovery in the market for elevator control products and product line extensions in the elevator modernization market.

Consolidated operating income declined 21.6%, from $38.3 million in 2002 to $30.0 million in 2003. Gross profit decreased from $99.1 million in 2002 (36.1% of sales) to $96.1 million in 2003 (34.5% of sales). The decrease in gross profit is primarily due to the aforementioned price reduction and shifts in the mix of sales among the Company's product lines, some of which result from the high level of new product introductions. Selling, general, and administrative expenses increased to $56.3 million in 2003 from $50.9 million in 2002. The increase is driven by increases in corporate overhead costs allocated to the Company as discussed under Note 10, "Related Party Transactions", a one-time charge of $1.0 million in 2003 for excess medical insurance claims incurred by the Company's subsidiaries during 2001 and 2002, and increased development and marketing costs for the company's next-generation elevator control in anticipation of broad market introduction in 2004.

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

     Operating activities. Net cash used by operating activities for the year ended December 31, 2004 was $3.3 million, compared to $6.8 million used during the year ended December 31, 2003. The improvement in cash from operating activities is mainly a result of the Company's higher operating performance discussed above, as well as improved working capital management, particularly from increased accounts payable. This was offset in part by increases in accounts receivable and inventories which were larger during 2004 than in 2003 as a result of the higher level of sales.

     Investing activities. Net cash used in investing activities was $4.4, $4.1 and 13.4 million in 2004, 2003 and 2002, respectively. Cash used in investing activities in 2004 included the acquisition of the significant net assets of O. Thompson, which is detailed in Note 1 of the Consolidated Financial Statements. The remaining use of cash is related to capital expenditures. Cash used in investing activities in 2002 reflects the formation of Kinetek De Sheng for $8.6 million, and $4.7 million for net capital expenditures.

     Financing activities. Net cash provided by (used in) financing activities was $8.9, $($1.9) and ($5.7) million in 2004, 2003 and 2002 respectively.

     On April 12, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of the Company, issued $15 million principal amount of 5% Senior Secured Notes and $11 million principal amount of 10% Senior Secured Notes for net proceeds of approximately $20.5 million. The net proceeds were used for the formation of Kinetek De Sheng and for the Company's ongoing operations. The Company's annual cash interest expense on the Secured Senior Notes, which are due May 1, 2007, is approximately $1.8 million. Interest on the Secured Senior Notes is payable semi-annually on May 1 and November 1 of each year.

     The Company's annual cash interest expense on the 10 3/4% Senior Notes, which are due November 15, 2006, is approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.

     The Company's Loan and Security Agreement (Credit Agreement), is in the form of a revolving credit facility and provides for borrowings of up to $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a rate of prime plus 1.35% (6.6% at December 31, 2004), subject to change based on the Company's interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company's interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $9.4 million of borrowing capacity under the Credit Agreement as of December 31, 2004. The Credit Agreement expires December 18, 2005. The Company intends to replace the credit facility made under the Credit Agreement in 2005. Management is confident such refinancing can be obtained under favorable terms to the Company, however, such terms will be subject to market conditions which may change significantly.

     The Company expects its principal sources of liquidity to be from its operating activities and funding from the Credit Agreement. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.

Foreign Currency Impact

     The functional currencies of the Company's foreign operations are the respective local currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have resulted in gains from foreign currency translation (which are deferred and classified as a separate component of shareholder's equity) of $4.0 million, $8.2 million and $5.9 million in 2004, 2003, and 2002, respectively. There can be no assurance that foreign currency fluctuations in the future will not have a significant adverse effect on the Company's business, financial condition and results of operations.

Seasonality and Inflation

     The Company's net sales typically show no significant seasonal variations.

     The Company purchases certain raw materials for use in the manufacture of its products, including steel, aluminum, copper, and resin which are generally available from multiple sources with adequate supply. While certain commodities have experienced greater pricing volatility in the past year, the Company has used a number of programs to address this risk such as entering into longer term purchase contracts with suppliers of certain commodities and implementing selling price adjustments over time. The Company believes it is not significantly dependent on a limited number of suppliers and that practices are in place to ensure an adequate supply of raw materials in the future.

Adoption of Accounting Principles

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, "Inventory Costs - An Amendment of Accounting Research Bulletin No. 43, Chapter 4". SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included as overhead. SFAS 151 also requires that the allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. SFAS 151 must be applied prospectively beginning January 1, 2006. The Company is still determining the impact of SFAS No. 151.


Critical Accounting Policies and Estimates

     The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company's discussion and analysis of financial condition and results from operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company's to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, the Company evaluates the estimates that it has made. These estimates have been based upon historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect the more significant judgments and estimates the Company's has used in the preparation of the consolidated financial statements.

Goodwill

     In accordance with SFAS No. 142, the Company discontinued recording goodwill amortization effective January 1, 2002. SFAS No. 142 prescribes a two-step process for impairment testing goodwill. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. If there is a decrease in product demand, market conditions or any condition that changes the assumptions used to measure fair value it could result in requiring material impairment charge in the future.

Investment in Affiliate

     The Company has made a strategic investment in the Preferred Units of JZ International, LLC, an affiliated company. See Note 11 to the consolidated financial statements for details of this investment. These debt securities are not publicly traded on any major exchange. The cost method of accounting is used to account for this investment. Each quarter, the Company evaluates the recoverability of this investment using information obtained from the management of this company. Based on the information obtained, the Company will record an impairment charge when it believes the investment has experienced a decline in value below its current carrying amount that is other than temporary. Future adverse changes in market conditions or poor operating results could result in losses and/or an inability to recover the carrying value of this investment that may not be reflected in the investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Allowance for Doubtful Accounts

     Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers its allowance for doubtful accounts balance to be adequate, changes in economic conditions in specific markets in which the Company operates could have a material effect on future reserve balances required.

Excess and Obsolete Inventory

     The Company records reserves for excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value using assumptions about future product life-cycles, product demand and market conditions. If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Income Taxes

     As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, The Company must establish a valuation allowance. Increases (decreases) in the valuation allowance are included as an increase (decrease) to the Company's consolidated income tax provision (benefit) in the statement of operations.


Contractual Obligations

     The following table summarizes the Company's contractual obligations as of December 31, 2004 (in thousands):


                                                      Payments by Period
               -----------------------------------------------------------------------------------------------
                     Total         2005           2006          2007        2008       2009        Thereafter
               -------------- ------------ --------------- ------------ ---------- ----------- ---------------

Long-term
debt               $ 316,453      $20,636        $272,827      $22,990          -           -                -
Interest on
Long-term
Debt                  89,379       31,246          30,898       27,235          -           -                -
Capital
leases                   615          323             194           98          -           -                -
Operating
leases                13,868        3,075           2,540        2,320      2,273       1,751            1,909
               -------------- ------------ --------------- ------------ ---------- ----------- ----------------
Total               $420,315      $55,280        $306,459      $52,643     $2,273      $1,757          $ 1,909
               -------------- ------------ --------------- ------------ ---------- ----------- ----------------



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------

     The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2004 the Company had no variable rate debt outstanding.

     The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------
                                                                  PAGE NO.
                                                                 ----------

Report of Independent Registered Public Accounting Firm              19

Consolidated Balance Sheets as of December 31, 2004 and 2003         20

Consolidated Statements of Operations for the years ended
December 31, 2004, 2003 and 2002                                     21

Consolidated Statements of Changes in Shareholder's Equity
(Net Capital Deficiency) for the years ended December 31,
2004, 2003 and 2002                                                  22

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002                                     23

Notes to Consolidated Financial Statements                           24

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS


The Board of Directors and Shareholder
Kinetek, Inc.


We have audited the accompanying consolidated balance sheets of Kinetek, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholder's equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetek, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

ERNST & YOUNG LLP


Chicago, Illinois
March 18, 2005



                                   KINETEK, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                         December 31,
                                                                 ----------------------------
                                                                                   Restated
                                                                       2004          2003
                                                                       ----          ----

ASSETS
Current Assets
     Cash and cash equivalents                                        $10,863       $6,959
     Accounts receivable, net of allowance of $4,110
     and $4,579 at December 31, 2004 and 2003, respectively            62,379       54,897
     Inventories                                                       53,658       45,924
     Prepaid expenses and other current assets                          4,373        4,483
     Taxes receivable                                                   3,631        5,637
     Assets from discontinued operation                                 2,024        7,482
                                                                      -------     --------
          Total current assets                                        136,928      125,382

Property, plant and equipment, net                                     29,753       30,474
Goodwill, net                                                         181,141      180,361
Deferred financing costs, net                                           4,646        7,293
Due from affiliated company                                             7,743        5,827
Investment in affiliate                                                12,344       12,344
Other non-current assets                                                  893          807
                                                                     --------     --------
          Total assets                                               $373,448     $362,488
                                                                     ========     ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
     Accounts payable                                                $ 33,262     $ 25,784
     Accrued interest payable                                           4,109        4,104
     Accrued expenses and other current liabilities                    12,269       12,951
     Current portion of long term debt                                 20,959       10,783
     Liabilities from discontinued operation                              548        1,257
                                                                     --------     --------
          Total current liabilities                                    71,147       54,879

Long term debt                                                        296,109      296,843
Deferred income taxes                                                  25,801       20,552
Other non-current liabilities                                           5,627        5,744

Shareholder's equity (net capital deficiency):
     Common stock, $1 par value, 10,000 shares
      authorized, issued and outstanding                                   10           10
     Additional paid-in capital                                        49,996       49,996
     Accumulated deficit                                              (80,238)     (66,502)
     Accumulated other comprehensive income                             4,996          966
                                                                      -------     ---------
     Total shareholder's equity (net capital deficiency)              (25,236)     (15,530)
                                                                      --------    --------

     Total liabilities and shareholder's equity (net capital
     deficiency                                                      $373,448     $362,488
                                                                     ========     ========







         See accompanying notes to consolidated financial statements.

                                 KINETEK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                               Year Ended December 31,
                                                      ------------------------------------------
                                                                      Restated     Restated
                                                            2004        2003         2002
                                                            ----        ----         ----
Net sales                                                 $313,867    $278,309     $274,818
Cost of sales, excluding depreciation                      212,242     182,179      175,683
Selling, general and administrative expenses,
 excluding depreciation                                     58,658      56,276       50,949
Depreciation                                                 5,487       6,721        6,577
Amortization of goodwill and other intangibles                 134         169          408
Management fees and other                                    3,193       2,916        2,854
                                                          ----------    ---------   ---------
Operating income                                            34,153      30,048       38,347

Other (income) / expense:
           Interest expense                                 35,592      34,876       35,231
           Interest income                                    (169)       (140)        (367)
           Miscellaneous, net                                 (381)        132         (540)
                                                          ----------    ---------   ---------

Income (loss) from continuing operations before
  income taxes and cumulative  effect of accounting
  change                                                      (889)      (4,820)      4,023
Income tax provision                                         6,991        5,721      11,575
                                                          ----------    ---------   ---------

Loss from continuing operations before
cumulative effect ofaccounting change                      $(7,880)    $(10,541)   $ (7,552)

Income (loss) from discontinued operations,
net of tax                                                  (5,856)       1,787       (1,986)
Cumulative effect of change in accounting principle              -            -      (21,992)
                                                         ----------    ---------   ---------

Net loss                                                 $ (13,736)    $ (8,754)   $ (31,530)
                                                         ==========    =========   ==========





         See accompanying notes to consolidated financial statements.


                                                            KINETEK, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Net Capital Deficiency)
                                                   (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                    Common Stock                 Accumulated
                                            ----------------------                 Other                      Total
                                                                    Additional  Comprehensive             Shareholder's
                                             Number of               Paid-In       (Loss)    Accumulated   Equity (net
                                              Shares      Amount     Capital       Income     Deficit       Capital
                                            ----------  ---------- ----------  ----------- -----------    -----------

Balance at December 31, 2001                  10,000        $ 10       $49,996  $ (13,104)  $ (26,218)    $  10,684
   Foreign currency                                                                                               -
   translation adjustments                         -           -             -      5,889           -         5,889
   Net loss (Restated)                             -           -             -          -     (31,530)      (31,530)
                                                                                                          ----------
                                                   -           -             -          -           -       (25,641)
   Comprehensive loss (Restated)            ----------  ----------  ----------  ----------  ----------    ----------

Balance at December 31, 2002 (Restated)       10,000        $ 10        49,996     (7,215)  $ (57,748)    $ (14,957)
   Foreign currency translation                                                                                   -
   adjustments                                     -           -             -       8,181          -         8,181
   Net loss (Restated)                             -           -             -          -      (8,754)       (8,754)
                                                                                                          ----------
                                                   -           -             -          -           -          (573)
   Comprehensive loss (Restated)            ----------  ----------  ----------  ----------  ----------    ----------

Balance at December 31, 2003                  10,000        $ 10        49,996        966   $ (66,502)    $ (15,530)
   Foreign currency translation
   adjustments                                     -           -             -      4,030           -         4,030
   Net loss                                        -           -             -          -     (13,736)      (13,736)
                                                                                                          ----------
                                                   -           -             -          -          -         (9,706)
   Comprehensive loss                       ----------  ----------  ----------  ----------  ----------    ----------

Balance at December 31, 2004                  10,000        $ 10       $49,996  $   4,996   $ (80,238)    $ (25,236)
                                            ==========  ==========  ==========  ==========  ==========    ==========


                                       See accompany notes to consolidated financial statements


                                 KINETEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                     Year Ended December 31,
                                                               ---------------------------------
                                                                          Restated  Restated
                                                                  2004      2003      2002
                                                                  ----      ----      ----

Cash flows from operating activities:
        Net loss                                               $(13,736)   $(8,754) $(31,530)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
        Cumulative effect of change in accounting principle           -          -    21,992
        Depreciation and amortization                             8,700      9,843    10,115
        Deferred income taxes                                     5,249      4,366    13,319

Changes in operating assets and liabilities
(net of effects from acquisitions):
        Accounts receivable                                      (7,482)    (3,121)       15
        Inventories                                              (5,495)    (4,626)     (712)
        Prepaid expenses and other current assets                 2,128     (1,405)     (785)
        Accounts payable                                          6,518        353        81
        Accrued expenses and other current liabilities           (1,687)     1,069     1,666
        Net change in assets and liabilities from
         discontinued operation                                   4,749     (5,181)     (642)
        Non-current assets and liabilities                         (346)       698        12
        Due from affiliated company                              (1,916)       (84)     (373)
                                                               ---------   --------   --------
        Net cash provided by(used in) operating activities       (3,318)    (6,842)   13,158

Cash flows from investing activities:
        Capital expenditures, net                                (3,998)    (4,033)   (4,647)
        Acquisition of subsidiaries, net of cash acquired          (372)         -    (8,611)
        Additional purchase price for acquisition                     -          -      (100)
                                                               ---------   --------  --------
        Net cash used in investing activities                    (4,370)    (4,033)  (13,358)

Cash flows from financing activities:
        Borrowings (repayments) on revolving credit
         Facility, net                                           12,244          -   (24,834)
        Repayment of long-term debt                             (10,818)    (2,811)   (2,972)
        Proceeds from issuance of long term debt                  7,505        874    23,927
        Payment of deferred financing fees                            -          -    (1,817)
                                                               ---------   --------  --------
        Net cash provided by (used in)financing activities        8,931     (1,937)   (5,696)

Effect of exchange rate changes on cash                           2,661      5,329     2,948
                                                               ---------   --------  --------
Net increase (decrease) in cash and cash equivalents              3,904     (7,483)   (2,948)

Cash and cash equivalents at beginning of year                    6,959     14,442    17,390
                                                               ---------   -------  ---------
Cash and cash equivalents at end of year                       $ 10,863    $ 6,959  $ 14,442
                                                               ========    =======  =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest                                                $ 31,871   $32,023    $31,386
        Income taxes                                               1,081     2,837      2,540
Non cash investing and financing activities:
        Capital leases                                                 -       142        332








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

         On April 6, 2001, the Company, through its wholly-owned subsidiary Merkle Korff, acquired substantially all of the assets, properties and business of Koford Engineering, Inc. for $690. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business have been included in the consolidated operating results of the Company since the date of acquisition. On November 30, 2004, Merkle Korff sold the assets related to the Koford Slot Car segment of the business. This consisted of cash, accounts receivable, machinery & equipment, and raw material. These assets were sold at book value which was $264K, therefore recognizing no gain or loss from the sale.

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

         On September 21, 2004, the Company acquired substantially all of the net assets of O. Thompson, a New York City-based elevator control company. The total acquisition cost was $887 of which $372 was paid in cash during the third and fourth quarters of 2004. The remaining $515 of deferred acquisition costs are a component of other current liabilities at December 31, 2004 and should be settled during the first quarter of 2005. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business have been included in the consolidated operating results of Kinetek since September 1, 2004, the effective date of the acquisition. The operating results of O. Thompson are included with those of Kinetek's wholly-owned subsidiary, Motion Control Engineering, within the "Controls" segment.

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

Reclassifications

         Certain amounts in the prior years financial statements have been reclassified to conform to the 2004 presentation.

Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments with an initial maturity of three months or less at the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Uncollectible receivables are charged against the allowance for doubtful accounts when approved by operating company management after all collection efforts have been exhausted Inventories

         Inventories are stated at the lower of cost or market. Inventories, which are valued at either average or first-in, first-out (FIFO) cost, accounted for approximately 78% and 73% of the Company's inventories at December 31, 2004 and 2003, respectively. All other inventories are valued using last-in, first-out (LIFO) cost, which approximated current cost at December 31, 2004 and 2003.

Property, Plant, and Equipment

         Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of the lease term or their estimated productive lives. Amortization of leasehold improvements and assets under capital leases is included in depreciation expense.

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

Deferred Financing Costs

         Deferred financing costs are amortized using the straight line method, which approximates the interest method, over the terms of the related loans. Deferred financing costs at December 31, 2004 and 2003 are net of accumulated amortization of $16,292 and $13,646, respectively. Amortization of deferred financing costs is included in interest expense.

Income Taxes

         Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The operating results of the Company and its subsidiaries are included in the consolidated federal income tax return of JII. In addition, the Company and its subsidiaries are party to a tax-sharing agreement with JII. The Company's income tax provision (benefit) has been calculated as if the Company would have filed a separate federal income tax return, except that the Company's net operating losses are eliminated if absorbed in the JII consolidated federal income tax return.

Revenue Recognition

         The Company's revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured.

Shipping and Handling Costs

         Shipping and Handling Costs are included in cost of sales in the statement of operations.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

         The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Senior Secured Notes, the Subordinated Notes, and the revolving credit facility. Other than the Senior Notes (see Note 8), the fair values of the Company's financial instruments are not materially different from their carrying values at December 31, 2004 and 2003.

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and the investment in affiliate (see Note 11). The Company deposits cash and cash equivalents with high-quality financial institutions, which are federally insured up to prescribed limits. Cash balances may exceed these limits at any given time.

         The Company closely monitors the credit quality of its customers and maintains allowances for potential credit losses which, historically, have not been significant and have been within the range of management's expectations. The Company generally does not require collateral or other security on trade receivables.

Derivative Financial Instruments

         The Company recognizes derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative financial instrument depends on whether it has been designated and whether it qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. The fair value of derivative financial instruments was not significant as of December 31, 2004 and 2003.

New Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51" This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company is required to apply FIN 46 by March 31, 2005, for entities which were created before February 1, 2003. The adoption of FIN 46 was immediate for variable interest entities created after January 31, 2003. The Company has not created any significant variable interest entities since January 31, 2003. The Company is evaluating its interests in entities created before February 1, 2003 to determine if FIN 46 applies.

3.   Inventories

     Inventories consist of the following:

                                                         December 31,
                                                 ---------------------------
                                                     2004           2003
                                                     ----           ----
     Raw materials                                 $30,509        $27,847
     Work in process                                11,507         10,325
     Finished goods                                 11,642          7,752
                                                 -----------    -----------
                                                   $53,658        $45,924
                                                 ===========    ===========

4.   Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:

                                                         December 31,
                                                 ---------------------------
                                                     2004           2003
                                                     ----           ----
     Land, buildings and leasehold improvements    $21,735        $21,027
     Machinery and equipment                        40,840         37,482
     Furniture and fixtures                         14,094         14,338
     Other (vehicles, dies and tooling)              7,603          7,418
                                                 -----------    -----------
                                                    84,272         80,265

     Less:  Accumulated depreciation
     and amortization                              (54,519)       (49,791)
                                                 -----------    -----------

                                                   $29,753        $30,474
                                                 ===========    ===========

5.   Short Term Notes Payable

     FIR Group Holdings Italia and its subsidiaries, have a number of short-term borrowing facilities available from various banks. The total amount available under these facilities is approximately $9,136 at an average interest rate of 7.25% for the year ending December 31, 2004. There were no outstanding borrowings under these arrangements at December 31, 2004 and 2003. A portion of these facilities are secured by FIR's assets and a portion are in the form of overdraft coverage.

6.   Discontinued Operation and Restatement of Financial Statements

     During 2004, the Company undertook a plan to sell Electrical Design and Control ("ED&C"), a wholly-owned subsidiary. As a part of the Company's analysis of the realizable value of the assets recorded in the books and records of ED&C, an exhaustive analysis of all open projects was performed. During that analysis, it came to our attention that certain revenues had been erroneously recorded in prior years as a result of errors in ED&C's percentage of completion calculations on certain projects. The Company's results for 2003 and 2002 have been restated to reflect ED&C as discontinued operations in all periods presented, as well as to correct for the impact of errors discussed above. The portion of the restatement due to the errors mentioned above was additional charges of $3,408 and $1,751 in 2003 and 2002, respectively. Had the above amounts been recorded in the proper periods, no default of the Company's debt covenants would have occurred. The Company currently has no other subsidiaries using the percentage of completion accounting method and believes that the risk of future errors of this type is minimal. For this reason, the Company believes that the above restatements are sufficient to properly state certain previously issued financial statements and that this restatement has no material impact on the results of the continuing operations of the Company.

Summarized selected financial information for the discontinued operation as restated is as follows:

                                        2004           2003           2002
                                        ----           ----           ----
Revenues                             $  4,640       $  6,358       $  6,097

Loss from discontinued
operations                             (5,856)         1,787         (1,986)

The major classes of assets and liabilities of the discontinued operation is as follows:

                                        2004           2003
                                        ----           ----
Current assets                       $  1,978       $  7,113
Property, plant and equipment              14            337
Other long term assets                     32             32
                                     ----------     ----------
Total assets                            2,024          7,482
Current liabilities                       548          1,257
                                     ----------     ----------
Net assets of discontinued
operations
                                     $  1,476       $  6,225
                                     ----------     ----------

7.   Income Taxes

Income from continuing operations before income taxes and cumulative effect of accounting change was comprised of the following:


                                             Year Ended December 31,
                                    -----------------------------------------
                                        2004           2003          2002
                                        ----           ----          ----

     Domestic                        $ (3,447)      $ (6,637)      $    178
     Foreign                            2,558          1,817          3,845
                                    -----------    -----------    -----------

                                     $   (889)      $ (4,820)      $  4,023
                                    ===========    ===========    ===========

The provision (benefit) for income taxes consists of the following:

                                             Year Ended December 31,
                                    -----------------------------------------
                                        2004           2003          2002
                                        ----           ----          ----
     Current:
       Federal                       $      -       $      -       $  8,234
       State                              610            644            535
       Foreign                          1,148            593         (2,576)
                                    -----------    -----------    -----------
       Total current                    1,758          1,237          6,193

     Deferred:
       Federal                          3,085          3,151          4,018
       State                              927            867            686
       Foreign                          1,221            466            678
                                    -----------    -----------    -----------
       Total deferred                   5,233          4,484          5,382
                                    -----------    -----------    -----------
     Income tax provision            $  6,991       $  5,721       $ 11,575
                                    ===========    ===========    ===========

     The provision (benefit) for income taxes differs from the amount of income tax provision (benefit) computed by applying the U.S. federal income tax rate to income before income taxes and cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:

                                                                 Year Ended December 31,
                                                        -----------------------------------------
                                                            2004           2003          2002
                                                            ----           ----          ----
     Computed statutory tax provision                    $   (311)      $ (1,687)      $  1,408
       Increase/(decrease) resulting from:
         State and local taxes, net of
         federal benefit                                      999          1,006            820
         Differential in foreign tax rates
         and tax credits                                       49           (481)        (3,886)
         Change in valuation allowance                      4,772          5,589         14,325
         Amortization of goodwill                           3,410          3,414          3,366
         Other                                             (1,928)        (2,120)        (4,458)
                                                        -----------    -----------    -----------

     Income tax provision                                $  6,991        $ 5,721        $11,575
                                                        ===========    ===========    ===========

Deferred tax liabilities and assets are comprised of the following:

                                                                 December 31,
                                                       ------------------------------
                                                           2004            2003
                                                           ----            ----
       Deferred tax liabilities:
         Goodwill                                        $(22,064)       $(18,036)
         Foreign deferred taxes                            (3,737)         (2,516)
                                                        -----------     -----------

       Total deferred tax liabilities                     (25,801)        (20,552)

       Deferred tax assets:
         Net operating losses                              14,584           9,512
         Property, plant and equipment                      3,925           4,241
         Intangibles other than goodwill                    3,212           3,685
         Vacation accrual                                     531             605
         Employee benefits                                    848             244
         Uniform capitalization                               506             517
         Allowance for doubtful accounts                      707             914
         Inventory obsolescence reserve                       459             486
         Warranty reserve                                     627             522
         Other                                              1,520           1,421
                                                        -----------     -----------

       Total deferred tax assets                           26,919          22,147
       Valuation allowance                                (26,919)        (22,147)
                                                        -----------     -----------
       Net deferred tax liabilities                      $(25,801)       $(20,552)
                                                        ===========     ===========

As of December 31, 2004 there was $18,856 of accumulated unremitted earnings from the Company's foreign subsidiaries on which deferred taxes have not been provided as undistributed earnings on foreign subsidiaries are considered to be indefinitely reinvested.

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

         As previously noted, the Company and its domestic subsidiaries (Kinetek Group) join in the annual filing of a U.S. federal consolidated income tax return with their ultimate parent company, Jordan Industries, Inc. (Parent). During 2004, Parent realized $88.4 million of cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. However, the Internal Revenue Code provides exceptions to the recognition of certain types of cancellation of indebtedness income for U.S. federal income tax purposes. These exceptions generally will require the Parent and possibly certain subsidiaries including members of the Kinetek Group to reduce various specified tax attributes on January 1, 2005 to be determined by the Parent. Through some combination of these exceptions, net operating loss carryforwards and other future tax benefits of Kinetek may be reduced. The Parent's consolidated return group which includes the Kinetek Group does not expect to incur any material tax liability as a result of realizing this cancellation of indebtedness.

8.   Long-Term Debt

     Long-term debt consists of the following:

                                                                                    December 31,
                                                                       ------------------------------------
                                                                            2004               2003
                                                                            ----               ----
     10.75% Senior Notes, including $1,327 and $1,925 of
          unamortized premium at December 31, 2004 and 2003,
          respectively (A)                                                $271,326           $271,925
     Revolving Credit Facility (B)                                          12,244                  -
     Subordinated Notes Payable (C)                                          1,500              1,500
     Capital leases (D)                                                        615              1,297
     5.0% Secured Senior Notes, including $2,358 and $3,173 of
          unamortized discount at December 31, 2004 and 2003,
          respectively (E)                                                  12,642             11,827
     10.0% Secured Senior Notes, including $652 and $876 of
          unamortized discount at December 31, 2004 and 2003,
          respectively (E)                                                  10,348             10,124
     Bank loans of foreign subsidiary (F)                                    7,506              9,459
     Loan payable to JV partner (G)                                            887              1,494
                                                                       ------------      -------------
                                                                           317,068            307,626
     Current Portion                                                       (20,959)           (10,783)
                                                                       ------------      -------------
                                                                          $296,109           $296,843
                                                                       ------------      -------------

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

         The fair value of the Senior Notes was approximately $273,375 at December 31, 2004. The fair value was calculated by multiplying the face amount by the market price at December 31, 2004.

(B) The Company's Loan and Security Agreement (Credit Agreement), expiring December 18, 2005, is in the form of a revolving credit facility and provides for borrowings of up to $35,000 to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a rate of prime plus 1.35% (6.6% at December 31, 2004), subject to change based on the Company's interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company's interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $9,358 of borrowing capacity under the Credit Agreement as of December 31, 2004.

         The Credit Agreement contains covenants which, among other things, provide for a minimum level of interest coverage, as defined, and limit the Company's ability to incur additional indebtedness, create liens, make restricted payments, engage in affiliate transactions or mergers and consolidations, and make asset sales.

         The Credit Agreement expires December 18, 2005. The Company intends to replace the credit facility made under the Credit Agreement in 2005. Management is confident such refinancing can be obtained under favorable terms to the Company, however, such terms will be subject to market conditions which may change significantly.

(C) The Subordinated Notes Payable at December 31, 2004 consists of a $1,500 note payable to the former shareholder of Merkle-Korff, a subsidiary of the Company, and is due on January 1, 2006 and bears interest at 9% per annum.

(D) Interest rates on capital leases range from 6.4% to 7.6% and mature in installments through 2007.

         The future minimum lease payments as of December 31, 2004 under capital leases consist of the following:

           2005                                            $361
           2006                                             220
           2007                                             108
           2008                                               -
           2009                                               -
                                                   ------------
               Total                                        689
           Less amount representing interest                (74)
                                                   ------------
           Present value of future minimum
           lease payments                                  $615
                                                   ============

         The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2004.

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

(F) One of the Company's foreign subsidiaries has bank loans of $7,506 and $9,459 as of December 31, 2004 and 2003, respectively. Interest rates on these loans range from 4.8% to 5.8% and mature in 2005. The Company plans to renew these loans as they mature.

(G) The Company has loans due to a joint venture partner of one of its foreign subsidiaries of $887 and $1,494 for December 31, 2004 and 2003, respectively. Interest rate on loans range from 5.3% to 5.8% and mature in installments through 2005.

         Aggregate maturities of long-term debt at December 31, 2004 are as follows:

                        2005                   $ 20,959
                        2006                    273,020
                        2007                     23,089
                        2008                          -
                        2009                          -
                                             -----------
                                               $317,068
                                             ===========

9.      Operating Leases

        The Company leases certain land, buildings, and equipment under noncancellable operating lease agreements expiring in various years through 2011. Minimum future lease payments, by year, under noncancellable operating leases, including those with related parties (Note 10), are as follows at December 31, 2003:

                        2005                     $ 3,075
                        2006                       2,540
                        2007                       2,320
                        2008                       2,273
                        2009                       1,751
                        Thereafter                 1,909
                                              ------------
                                                 $13,868
                                              ============

        Total rent expense was $3,305, $3,041 and $3,365 for the years ended December 31, 2004, 2003 and 2002, respectively.

10.     Benefit Plans

        Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,068, $1,324 and $1,505 for the years ended December 31, 2004, 2003 and 2002, respectively.

        FIR provides for a severance liability for all employees at 8.3% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the Company and approximated $3,358 and $3,380 at December 31, 2004 and 2003, respectively, which is included in other non-current liabilities in the Company's balance sheets.

11.     Related Party Transactions

Services Agreements. The Company and each of its subsidiaries are subject to the following four agreements and arrangements with JII:

        First, the Company and each of its subsidiaries are parties to a transaction advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries are charged by JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $73, $0 and $514 in 2004, 2003, and 2002, respectively); (ii) financial advisory fees of up to 1.0% of debt, equity, or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $0, $0 and $260 in 2004, 2003 and 2002, respectively); and (iii) reimbursement for JII's out-of-pocket costs in connection with providing such services (which were $0 in 2004, 2003 and 2002). Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Parent, are directors and shareholders of JII.

        Second, the Company and each of its subsidiaries is party to a management consulting agreement (the "Subsidiary Consulting Agreement") with JII, pursuant to which the Company and its subsidiaries pay JII annual consulting fees of the greater of (i) 3.0% of the Company's net income before interest, tax, depreciation and amortization and other non-cash charges, or
(ii) 1.0% of the Company's net sales for such services and are required to reimburse JII for its out-of-pocket costs related to its services. Pursuant to the Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $3,193, $2,916 and $2,854 for the years ended December 31, 2004, 2003 and 2002, respectively, which are reflected as Management Fees and Other in the Consolidated Statement of Operations.

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

        In accordance with the JI Properties Services Agreement and the Transition Agreement, such combined charges were $5,807, $7,084 and $5,103 for the years ended December 31, 2004, 2003 and 2002, respectively, and are reflected within Selling, General, and Administrative expenses in the Consolidated Statement of Operations.

        The above agreements expire in December 2011, but are automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

        Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for U.S. federal income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries owes to JII an amount determined by reference to each entity's separate return tax liability as defined in Treasury Regulation ss.1.1552-1(a) (2) (ii). For the years ended December 31, 2004 and 2003, income tax payments made by the Company to JII under the Tax Sharing Agreement were $0 and $0, respectively.

        Related Party Leases. The Company leases certain plants, warehouses, and offices under leases with affiliated entities. Rent expense, including real estate taxes attributable to these leases, amounted to $1,614, $1,653 and $1,822 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rental payments required under these leases are as follows:

               2005                         $1,701
               2006                          1,553
               2007                          1,173
               2008                          1,135
               2009                          1,135
               Thereafter                   $1,419

        Investment in Affiliate. The Company has a $12,344 investment in the Class A and Class B Preferred Units of JZ International, LLC. These debt securities are not publicly traded and do not have a determinable fair value. The cost method of accounting is used to account for this investment. The Preferred Units have a cumulative 5% annual return. The Class A Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2017, whereas the Class B Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2018. Each quarter, we evaluate the recoverability of this investment using information obtained from the management of this company. Based on the information obtained, we will record an impairment charge when we believe the investment has experienced a decline in value below its current carrying amount that is other than temporary. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's and/or Parent's directors and stockholders. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

Legal Fees. An individual who is a shareholder, General Counsel and Assistant Secretary of the Parent is also a partner in a law firm used by the Company. The firm was paid $174, $277 and $490 in fees and expenses during the years ended December 31, 2004, 2003 and 2002, respectively. The rates charged to the Company were at arms-length.

        Due from Affiliate. The Company has a net receivable from JII of $7,743 and $5,827 at December 31, 2004 and 2003, respectively, that are reflected in the consolidated balance sheets as "due from affiliated company".

12.     Additional Purchase Price Arrangements

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

        The Company's motion control systems are used primarily in the elevator modernization market. The systems typically control several components such as electric motors, hydraulic or pneumatic valves, actuators and switches that are required for the elevator systems to function properly.

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

   Summary financial information by business segment is as follows:

                                                                     Year Ended
                                                                     December 31,
                                           -----------------------------------------------------------------
                                                 2004                    2003                   2002
                                                 ----                    ----                   ----
Net Sales
Motors                                         $230,372                $201,654               $202,432
Controls                                         83,495                  76,655                 72,386
                                              ----------              ----------             ----------
                                               $313,867                $278,309               $274,818
                                              ==========              ==========             ==========

Operating Income and Income
 before Income Tax
Motors                                         $ 35,858                $ 35,458               $ 39,496
Controls                                         10,571                   8,686                 10,660
Corporate Expenses (1)                          (12,276)                (14,096)               (11,809)
                                              ----------              ----------             ----------
   Total Operating Income                        34,153                  30,048                 38,347
Interest Expense                                (35,592)                (34,876)               (35,231)
Interest Income                                     169                     140                    367
Miscellaneous, net                                  381                    (132)                   540
                                              ----------              ----------             ----------
   Income (loss)
    before Income Tax                          $   (889)               $ (4,820)              $  4,023
                                              ==========              ==========             ==========


Identifiable Assets
Motors                                         $275,335                $263,411               $263,369
Controls                                         67,441                  65,675                 63,067
Corporate                                        28,648                  22,651                 29,237
                                              ----------              ----------             ----------
                                               $371,424                $351,737               $355,673
                                              ==========              ==========             ==========

Capital Expenditures
Motors                                         $  3,516                $  3,240               $  3,893
Controls                                            482                     793                    748
                                              ----------              ----------             ----------
                                               $  3,998                $  4,033               $  4,647
                                              ==========              ==========             ==========

Depreciation
Motors                                         $  4,281                $  5,235               $  5,055
Controls                                          1,206                   1,486                  1,522
                                              ----------              ----------             ----------
                                               $  5,487                $  6,721               $  6,577
                                              ==========              ==========             ==========

Amortization of Intangibles
Motors                                         $   134                 $    169               $    215
Controls                                             -                        -                    193
                                              ----------              ----------             ----------
                                               $   134                 $    169               $    408
                                              ==========              ==========             ==========



     (1) Fees paid to JII under the Services Agreements (note 11) are included in corporate expenses.






     Summary financial information by geographic area is as follows:

                                                                          Year Ended
                                                                         December 31,
                                                    -----------------------------------------------------
                                                          2004              2003               2002
                                                          ----              ----               ----

Net sales to unaffiliated customers
North America                                            $246,865          $229,011          $227,669
Europe                                                     50,982            42,138            40,288
Asia                                                       16,020             7,160             6,861
                                                    --------------    --------------    --------------
                                                         $313,867          $278,309          $274,818
                                                    ==============    ==============    ==============

Identifiable long-lived assets
(including intangible assets)
North America                                            $193,021          $193,589          $195,262
Europe                                                     15,500            14,497            12,230
Asia                                                       15,610            15,900            16,358
                                                    --------------    --------------    --------------
                                                         $224,131          $223,986          $223,850
                                                    ==============    ==============    ==============

14.  Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets".

The Company completed the transitional impairment review of its reporting units during 2002 and recorded a non-cash charge of $21,992 with no tax benefit. This charge has been recorded as a cumulative effect of a change in accounting principle.

The impaired goodwill was in the Motors segment and relates to the reporting units for FIR Electromeccanica and the L'Europea product line. The impairment is primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance to the fair value approach stipulated in SFAS No. 142. Various external factors negatively impacted the value of the FIR and L'Europea acquisitions.

During the fourth quarter of 2004, 2003 and 2002, the Company performed its annual impairment reviews, both of which resulted in no impairment.

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






The changes in the carrying amount of goodwill for the year ended December 31, 2004 were as follows:

                                                           Motors            Controls          Consolidated
                                                        ------------       ------------      ----------------
Balance as of January 1, 2003                             $143,199           $ 35,870           $179,069
 Impact of foreign exchange fluctuations                     1,229                  -              1,229
 Purchase Price Adjustments                                     63                  -                 63
                                                         ----------         ----------         ----------
Balance as of January 1, 2004                             $144,491           $ 35,870           $180,361

 Impact of foreign exchange fluctuations                       780                  -                780
                                                         ----------         ----------         ----------
Balance at December 31, 2004                              $145,271           $ 35,870           $181,141
                                                         ==========         ==========         ==========


Goodwill at December 31, 2004 and 2003 was net of accumulated amortization of $82,032.


15.     Legal Proceedings

        The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

16.     Settlement of Litigation

        In June 2003, the Company reached a settlement with the former shareholders of ED&C in which the Company received $1,150 cash, and $3,850 in Subordinated Notes Payable to the ED&C shareholders plus $693 of accrued and unpaid interest was extinguished. The settlement is recognized as income on the Consolidated Statements of Operations within Income (Loss) from discontinued operations, net.

17.     Warranties

        The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the year are as follows:

                                                  2004             2003
                                              ------------     ------------
        Balance, beginning of year              $ 1,615          $ 1,056
        Warranties issued                           572              807
        Settlements                                (253)            (248)
                                              ------------     ------------
        Balance, end of year                    $ 1,934          $ 1,615
                                              ------------     ------------

18.     Research and Development Costs

        The Company incurred $4,542, $4,084 and $3,689 of research and development costs during 2004, 2003 and 2002, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

None.

Item 9A. CONTROLS AND PROCEDURES
         -----------------------

         Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, we, with the participation of our chairman and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on such evaluation, our chairman and our chief financial officer have concluded that our disclosure controls and procedures were effective.

         Since December 31, 2004, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
         -----------------

None.


      Part III
      --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS
         --------------------------------

         The following sets forth the names and ages of the Company's directors, executive officers (and those of our Parent) and other key employees and the positions they hold as of the date of this annual report:

     Name               Age               Position with Company
Thomas H. Quinn          57       Chairman of Company and Parent
D. Randall Bays          49       President and Chief Operating Officer
                                  of Company and Director of Parent
Daniel D. Drury          43       Chief Financial Officer of Company and Parent
Richard D. Meyer         56       President, Merkle-Korff Industries
Paolo Bergamaschi        35       President, FIR Group
James M. Jackson         45       President, Advanced DC Motors
Jonathan F. Boucher      48       Director of Parent
John W. Jordan, II       57       Director of Company and Parent
David W. Zalaznick       50       Director of Parent
John D. Simms, Sr.       77       Director of Parent

Set forth below is a brief description of the business experience of each director and executive officer of the Company.

   Mr. Quinn has served as Chairman of the Company since its inception and President from November 15, 2002 through November 2004. Since 1988, Mr. Quinn is also President, Chief Operating Officer and a director of JII. From November 1985 to December 1987, Mr. Quinn was a Group Vice President for Baxter International, Inc. ("Baxter"). From September 1970 through 1985, Mr. Quinn was employed by American Hospital Supply Corporation ("American Hospital") in a variety of management capacities, where he was a Group Vice President of the Hospital Group and a corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also Chairman and a member of the board of directors of a number of privately held companines. He is also a senior principal of The Jordan Company.

   Mr. Bays was appointed President and Chief Operating Officer of Kinetek, Inc. in November 2004. As President, Mr. Bays succeeds Thomas H. Quinn, who will continue to be the Company's Chief Executive Officer and a Director. Chief Operating Officer is a newly created post. Since April 1997, Mr. Bays has been President of the Company's Imperial Electric subsidiary, and in January 2003 he was appointed President of the Company's Fractional/Integral Products Group, which is comprised of Imperial Electric, Euclid Universal, Gear Research, Advanced DC Motors, FIR Group, and Kinetek De Sheng. Before joining the Company, Mr. Bays held several senior management positions in General Electric's motor and control business from 1991 to 1997. Prior to that, Mr. Bays held senior management positions in Bomar Aerospace, Inc.

   Mr. Drury has served as Chief Financial Officer since April 2000. Prior to joining the Company, Mr. Drury held a succession of financial management positions with various divisions of General Electric from 1982 to 2000, most recently as Finance Manager - Control Products at GE Industrial Systems.

   Mr. Meyer joined Merkle-Korff Industries in March 2004 as President and COO and was named President and CEO in November 2004. Prior to joining Merkle-Korff Industries, Mr. Meyer held senior management positions at Regal-Beloit in its Electrical Group from 1998-2004 and at MagneTek from 1981-1997 in its Motor Group. Prior to that Mr. Meyer held various management positions with Franklin Electric and General Electric.

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

   Mr. Jordan has served as a director of the Company since its inception. Mr. Jordan is a managing principal of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also Chairman of the Board of Directors and Chief Executive Officer of JII since 1988. Mr. Jordan is also President of Jordan Zalaznick Advisors, Inc. and TJC Management Corporation, Manager of JZ International, LLC, Managing Partner of Jordan Zalaznick Capital Company and Managing Member of Resolute Fund Partners, LLC. Mr. Jordan is also a director of a number of privately held companies.

   Mr. Zalaznick has served as a director of the Parent since June 1997. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also the Managing Member, Chairman of the Management Board and Chief Executive Officer of JZ International, LLC, Managing Member of Resolute Fund Partners, LLC, President of TJC Management Corporation and Chairman of Jordan/Zalaznick Advisors, Inc. and President of Jordan/Zalaznick Capital Company. Mr. Zalaznick is also a director of Sensus Metering Systems, Inc., TAL International Group, Inc., Marisa Christina, Inc. as well as other privately held companies.

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

         Code of Ethics. The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, and other senior financial personnel. A copy of the Code is available on the Company's website at www.kinetekinc.com. The company will disclose any amendments or waivers of the Code of Ethics on the same website.

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

Executive Compensation

         The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 2004 to those persons who were, (i) the Company's chief executive officer and (ii) the Company's most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 during such period.


                                                                                                     Long-term
                                                            Annual Compensation                     Compensation
                                          -----------------------------------------------------  ----------------
                                                                               Other Annual            LTIP
Name and Principal Position               Year      Salary         Bonus       Compensation (1)       Payouts
---------------------------               ----      ------         -----       ----------------  ----------------
Thomas H. Quinn (2)
     Chairman of the Board and
      Chief  Executive Officer            2004      $      -      $      -       $      -           $      -
                                          2003      $      -      $      -       $      -           $      -
                                          2002      $      -      $      -       $      -           $      -

D. Randall Bays
     President and Chief
      Operating Officer                   2004      $342,019      $100,000       $      -           $125,000

Daniel D. Drury
     Chief Financial Officer              2004      $205,833      $ 55,000       $      -           $      -
                                          2003      $180,000      $      -       $      -           $      -
                                          2002      $162,500      $ 50,000       $      -           $      -


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

Compensation Committee Interlock and Insider Participation

        The Board of Directors does not maintain a Compensation Committee. During fiscal 2004, however, Messrs. Boucher, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation. During 2004, certain of the foregoing executive officers of the Company served and currently serve as directors, executive officers and members of a compensation committee of another entity, one of whose executive officers served and currently serves as a director of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         All of the outstanding common stock of the Company is owned by Parent. The table below sets forth as of March 23, 2005 certain information regarding beneficial ownership of the two classes of common stock of Parent (Class A and Class B) held by (i) each of its directors and executive officers who own shares of Class B common stock of Parent, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent indicated as beneficially owned by them, except as otherwise noted.

                                                      Amount of Beneficial
                                                          Ownership (1)
                                               --------------------------------
                                                  Number of       Percentage
                                                    Shares          Owned
Executive Officers and Directors:
John W. Jordan II (2) (3) (4) (5)                 7,136.8809         7.2
David W. Zalaznick (2) (4) (6)                    3,531.2473         3.5
Jonathan F. Boucher (2)                           1,116.5587         1.1
Thomas H. Quinn (2)                               1,799.7294         1.8
D. Randall Bays                                       0.0000         0.0
Daniel D. Drury                                       0.0000         0.0
All directors and executive officers
  as a Group (10 persons)                        13,584,4163        13.6

Other Principal Stockholders:
Jordan Industries, Inc (7)                       80,000.0000        80.2
Leucadia Investors, Inc.                          2,019.7802         2.0
JII Partners (8)                                  1,500.0000         1.5


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

(8) JII Partners is an investment partnership whose partners include certain officers and employees of JII and its affiliates. The principal address of JI Partners is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL 60015.

The Company does not maintain any compensation plans under which equity securities are authorized for issuance.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

         Service Agreements. The Company, our parent, and substantially all of our subsidiaries are parties to a transaction advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which we and our subsidiaries pay JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving us and our subsidiaries or their respective businesses or properties (which were $73, $0 and $514 in 2004, 2003 and 2002 pursuant to this agreement or the predecessor agreement, as applicable); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving us or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $0, $0 and $260 in 2004, 2003 and 2002 pursuant to this agreement or the predecessor agreement, as applicable); and (iii) reimbursement of JII's out-of-pocket costs in connection with providing such services (which were $0 in 2004, 2003 and 2002, pursuant to this agreement or the predecessor agreement, as applicable). The amount of such fees payable in each such transaction will be no less favorable to us than those that could be obtained from comparable, unaffiliated third parties. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Advisory Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Holdings, are directors and shareholders of JII.

         The Company, our parent and substantially all of our subsidiaries are parties to a management consulting agreement (the "Subsidiary Consulting Agreement"), pursuant to which we pay JII annual consulting fees (directly and through our Parent) of the greater of (i) 3.0% of our net income before interest, tax, depreciation and amortization and other non-cash charges of ours, or (ii) 1.0% of our net sales, and are required to reimburse JII for its out-of-pocket costs related to its services. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Consulting Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In accordance with this agreement or the predecessor of this agreement pursuant to which we only paid under clause (ii) above, we were charged approximately $3,193, $2,916 and $2,854 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

         In accordance with the JI Properties Services Agreement and the Transition Agreement, such charges were $5,807, $7,084 and $5,103 for the years ended December 31, 2004, 2003 and 2002, respectively. The JI Properties Services Agreement and the Transition Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

         Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for U.S. Federal income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries owes to JII an amount determined by reference to each entity's separate return tax liability as defined in Treasury Regulation ss. 1.1552-1(a)(2)(ii). For the year ended December 31, 2004 no payments were made by the Company to JII under the Tax Sharing Agreement was $0.

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

         Merkle-Korff Leases. Merkle-Korff leases some of its plants, warehouse and offices under a net lease (the "Merkle-Korff Leases") from companies controlled by John Simms, Sr., a Director of the Company. Rent expenses, including real estate taxes attributable to the Merkle-Korff Leases, amounted to $446 for the year ended December 31, 2004. The Company has agreed to pay future minimum rental payments under the Merkle-Korff Leases amounting to approximately $451 for the year ended December 31, 2005. The Company has the right of first refusal to buy these facilities from Mr. Simms. See Note 10 to the Company's Consolidated Financial Statements. The Company believes the terms of the Merkle-Korff Leases are comparable to the terms it would obtain from a non-affiliated party.

         Motion Control Leases. Motion Control leases substantially all of its production and office space under noncancellable operating leases from a limited partnership whose partners include officers of Motion Control. These leases expire in 2011. Rent expense under the leases was $1,154 for the year ended December 31, 2004. The Company believes the terms of the Motion Control leases are comparable to the terms it would obtain from a non-affiliated party.

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


Item 14. PRINCIPAL ACCOUNTANT FEES & SERVICES
         ------------------------------------

         The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the years ended December 31, 2004, 2003 and 2002, and fees billed for other services rendered by Ernst & Young LLP during those periods.


                                  2004         2003
                                  ----         ----
Audit                            $ 467        $ 279
Tax Fees                           298          269
Audit-Related Fees                   -            -
                                -------      -------
  Total                          $ 765        $ 548

Part IV
-------

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

Documents filed as part of this report:

(1)  Financial Statements
     --------------------

      Reference is made to the Index to Consolidated Financial Statements Appearing in Item 8, which Index is incorporated herein by reference.

(2)  Financial Statement Schedule
     ----------------------------

      The following financial statement schedule for the years ended December 31, 2004, 2003 and 2002 is submitted herewith:

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

                                        KINETEK, INC.


                                        By  /s/ Thomas H. Quinn
                                            -------------------------------
Dated:  March 24, 2005                      Thomas H. Quinn
                                            Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          By  /s/ Thomas H. Quinn
                                              --------------------------
Dated:  March 24, 2005                        Thomas H. Quinn
                                              Chairman of the Board

                                          By  /s/ John W. Jordan II
                                              --------------------------
Dated:  March 24, 2005                        John W. Jordan II
                                              Director

                                          By  /s/ Daniel D. Drury
                                              --------------------------
Dated:  March 24, 2005                        Daniel D. Drury
                                              Chief Financial Officer

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

21.1*  Subsidiaries of Kinetek, Inc.

31.1*  Certification of Thomas H. Quinn

31.2*  Certification of Daniel D. Drury

* filed herewith


                                                                                                      Schedule II

                                                       KINETEK, INC.
                                             VALUATION AND QUALIFYING ACCOUNTS
                                                  (dollars in thousands)
                                             ---------------------------------

                                                                  Additions
                                Balance at       Additions       Charged to     Write Offs                Balance at
                                Beginning          due to         Costs and       Net of                    end of
                                of Period       acquisitions      Expenses      Recoveries    Other(1)      Period
                                ----------      ------------     ----------     ----------    --------    ----------
December 31, 2004:
  Allowance for
  doubtful accounts               $4,579               -              499         (1,056)        88         $4,110

  Deferred Tax
  Valuation
  Allowance                      $22,147               -            4,772              -          -        $26,919

December 31, 2003:
  Allowance for
  doubtful accounts               $4,327               3              729           (913)       433         $4,579

  Deferred Tax
  Valuation
  Allowance                      $16,558               -            5,589              -          -        $22,147

December 31, 2002:
  Allowance for
  doubtful accounts               $2,757           1,868              427           (668)       (57)        $4,327

  Deferred Tax
  Valuation
  Allowance                       $2,233               -           14,325              -          -        $16,558


(1) Resulting from foreign currency translations

