Form 10-Q
period 2005-03-31
KINETEK INC
filed 2005-05-16
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

-------------------------------------------------------------------------------

              QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For quarter ended March 31, 2005        Commission File Number 333-19257


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


               Registrants telephone number, including area code:
                                 (847) 945-5591

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

     The number of shares outstanding of Registrants Common Stock as of May 16, 2005: 10,000.

                                KINETEK, INC.

                                    INDEX

Part I          FINANCIAL INFORMATION                                 PAGE NO.
------          ---------------------                                 --------

Item 1.         Financial Statements (Unaudited)                          3

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      11

Item 3.         Quantitative and Qualitative Disclosures About
                Market Risk                                              14

Item 4.         Controls and Procedures                                  14

Part II         OTHER INFORMATION
-------         -----------------

Item 1.         Legal Proceedings                                        15

Item 2.         Changes in Securities and Use of Proceeds                15

Item 3.         Defaults Upon Senior Securities                          15

Item 4.         Submission of Matters to a Vote of Security
                Holders                                                  15

Item 5.         Other Information                                        15

Item 6.         Exhibits and Reports on Form 8-k                         15

                Signatures                                               16

                        PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         --------------------------------

                                                                       PAGE NO.
                                                                       --------


Condensed Consolidated Balance Sheets at March 31, 2005
and December 31, 2004                                                      4

Condensed Consolidated Statements of Operations for the
three months ended March 31, 2005 and 2004                                 5

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2005 and 2004                                              6

Notes to Condensed Consolidated Financial Statements                     7-10

                                KINETEK, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                        March 31,  December 31,
                                                          2005         2004
                                                      -----------  ------------
                                                      (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                             $  9,697       $ 10,863
  Accounts receivable, net                                64,573         62,379
  Inventories                                             54,497         53,658
  Prepaid expenses and other current assets                3,921          4,373
  Taxes receivable                                         2,652          3,631
  Assets from discontinued operation                       1,502          2,024
                                                         -------        -------
       Total Current Assets                              136,842        136,928


Property, plant, and equipment, net                       29,389         29,753
Goodwill, net                                            181,349        181,141
Deferred financing costs, net                              3,984          4,646
Due from affiliated company                                7,756          7,743
Investment in affiliate                                   12,344         12,344
Other non-current assets, net                                920            893
                                                        --------       --------
       Total Assets                                     $372,584       $373,448
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities:
  Accounts payable                                      $ 32,652       $ 33,262
  Accrued interest payable                                11,695          4,109
  Accrued expenses and other current liabilities          10,775         12,269
  Current portion of long term debt                       17,379         20,959
  Liabilities from discontinued operation                    726            548
                                                        --------       --------
       Total Current Liabilities                          73,227         71,147

Long-term debt                                           294,859        296,109
Deferred income taxes                                     26,899         25,801
Other non-current liabilities                              5,664          5,627

Shareholders' Deficit:
  Common Stock                                                10             10
  Additional paid-in-capital                              49,996         49,996
  Accumulated deficit                                    (84,321)       (80,238)
  Accumulated other comprehensive income                   6,250          4,996
                                                        --------       --------
      Total Shareholders' Deficit                       $(28,065)      $(25,236)
                                                        --------       --------
      Total Liabilities and Shareholders Deficit        $372,584       $373,448
                                                        ========       ========





    See accompanying notes to condensed consolidated financial statements.

                                KINETEK, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                     2005            2004
                                                     ----            ----

Net Sales                                          $80,277         $73,113
Cost of sales, excluding
   depreciation                                     56,684          49,086
Selling, general and
   administrative expenses                          14,347          14,977
Depreciation                                         1,346           1,591
Amortization                                            30              36
Management fees and other                              793             758
                                                   -------         -------

Operating Income                                     7,077           6,665

Other (income)/ expense:
   Interest expense                                  8,831           8,819
   Interest income                                     (49)            (30)
   Miscellaneous, net                                   11             339
                                                   -------         -------

Loss from continuing operations
before income taxes                                 (1,716)         (2,463)

Income tax provision                                 1,727           1,772
                                                   -------         -------

Loss from continuing operations                     (3,443)         (4,235)

(Loss)/income from
discontinued operations, net                          (640)             31

Net Loss                                           $(4,083)        $(4,204)
                                                   =======         =======





    See accompanying notes to condensed consolidated financial statements.

                                KINETEK, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          2005           2004
                                                          ----           ----

Cash flows from operating activities:
  Net loss                                              $(4,083)      $ (4,204)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                          2,178          2,394
   Deferred income taxes                                  1,801          1,278

Changes in operating assets and liabilities:

   Current assets                                        (1,636)        (4,936)
   Current liabilities                                    5,997          8,820
   Net change in assets and liabilities from
     discontinued operation                                 700            145
   Non-current assets and liabilities                         4             97
   Due from (payable to) affiliated company                (716)        (1,783)
                                                        -------        -------
   Net cash provided by operating activities              4,245          1,811

Cash flows from investing activities:
   Acquisition of business                                 (481)             -
   Capital expenditures, net                               (681)          (818)
                                                        -------        -------
   Net cash used in investing activities                 (1,162)          (818)

Cash flows from financing activities:
   Net borrowings (payments) under revolving credit
     facility and other long-term debt                   (5,129)         4,531
                                                        -------        -------
   Net cash provided by (used in) financing activities   (5,129)         4,531

Effect of exchange rate changes on cash                     880          1,870

Net change in cash and cash equivalents                  (1,166)         7,394

Cash and cash equivalents at beginning of period         10,863          6,959
                                                        -------        -------
Cash and cash equivalents at end of period              $ 9,697        $14,353
                                                        =======        =======




    See accompanying notes to condensed consolidated financial statements.

                                KINETEK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

1.    Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and which are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2004, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

2.    Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Kinetek, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Companys year-end and interim periods to ensure timely preparation of the condensed consolidated financial statements.

The Company has recorded an income tax provision primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability . Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets. Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company and its domestic subsidiaries (Kinetek Group) join in the filing of a U.S. federal consolidated income tax return with their ultimate parent company, Jordan Industries, Inc. (Parent). During 2004, the Parent realized cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. The Internal Revenue Code provides exceptions to the recognition of certain types of cancellation of indebtedness income for U.S. federal income tax purposes. These rules will require the Parent and possibly certain subsidiaries, including members of the Kinetek Group, to reduce specified tax attributes which may include the reduction of net operating loss carryforwards and the tax basis of assets. However, the amount of reduction to any specific attribute is dependent upon an election not required to be madeuntil the filing of the consolidated 2004 federal tax return. It is possible that the effect of the attribute reduction could result in a decrease in the tax basis of goodwill, which would result in an increase in the Company's deferred tax liabilities and could result in a financial statement charge to income tax expense in the period when the election is made.

3.    Inventories

Inventories are summarized as follows:

                                           March 31,          December 31,
                                             2005                2004
                                          ----------         ------------

Raw materials                              $34,070              $30,509
Work in process                             10,664               11,507
Finished goods                               9,763               11,642
                                           -------              -------
                                           $54,497              $53,658
                                           =======              =======


4.   Comprehensive Income

Total comprehensive income (loss) for the three months ended March 31, 2005 and 2004 is as follows:

                                                Three Months Ended
                                                     March 31,

                                            2005                 2004
                                         ---------            ---------
Net loss                                 $ (4,083)            $ (4,204)
Foreign currency
   translation adjustments                  1,254                2,808
                                         --------             --------
Comprehensive loss                       $ (2,829)            $ (1,396)


5.     Additional Purchase Price Agreement

Kinetek has a contingent purchase price agreement relating to its acquisition of Motion Control Engineering on December 18, 1997. The terms of this agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the sellers option during a five year period that began in 2003. When exercised, the additional consideration will be based on Motion Control Engineering's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid out in cash over a three or four-year period, in annual installments according to a schedule, which is included in the agreement. Additional consideration, if any, will be recorded as an addition to goodwill.

6.     Business Segment Information

See Part 1 "Financial Information" - Item 2 "Managements Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2004 consolidated financial statements with respect to segmentation or the measurement of segment profit.

7.     Discontinued Operation

During 2004, the Company undertook a plan to sell Electrical Design and Control ("ED&C"), a wholly-owned subsidiary.

Summarized selected financial information for the discontinued operation is as follows:

                                 Three months ended
                                      March 31,
                                --------------------
                                  2005        2004
                                --------    --------
Revenues                         $  868     $ 2,604

Income (Loss) from
discontinued operations            (640)         31

The major classes of assets and liabilities of the discontinued operation is as follows:

                                              March 31,         December 31,
                                                2005                2004
                                              ---------         ------------
Current assets                                $  1,462            $  1,978
Property, plant and equipment                       10                  14
Other long term assets                              30                  32
                                              --------            --------

Total assets                                     1,502               2,024
Current liabilities                                726                 548
                                              --------            --------
Net assets of discontinued operations         $    776            $  1,476
                                              --------            --------

On May 2, 2005, the Company sold certain inventory, equipment, intellectual property assets and contracts of ED&C. This sale occurred subsequent to March 31, 2005, and has no impact on the financial statements of the Company as of that date. The results of the sale will be reflected in the quarter ended June 30, 2005.

8.     O Thompson Acquisition

On March 28, 2005, the Company paid in cash the remaining acquisition cost for its September 30, 2004 acquisition of O. Thompson, a New York City-based elevator control company. The total acquisition cost was originally $887 which was subsequently adjusted to $853 during the first quarter of 2005. Of the total acquisition price, $372 was paid during 2004, and the remaining $481 was paid during the first quarter of 2005.

9.    Warranties

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the three months ended March 31, 2005 and 2004 are as follows:

                                               2005            2004
                                              -------         -------
      Balance, beginning of year              $ 1,934         $ 1,615
      Warranties issued                           179             144
      Change in estimate                         (225)              -
                                              -------         -------
      Settlements                                 (98)            (29)
                                              -------         -------
      Balance, end of year                    $ 1,790         $ 1,730
                                              -------         -------

10.   Adoption of Accounting Principles

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company adopted the provisions of FIN 46 as of January 1, 2005 and determined that there are no variable interest entities that the Company would be required to consolidate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
          ---------------------------------------------------------------

Overview

The following discussion and analysis of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statement regarding the Company in this document that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations about future events, which the Company has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the industry in which the Company operates, the dependence on senior management, maintaining sufficient working capital financing, competitive pressures, general economic conditions and a softening of consumer acceptance of the Companys products leading to a decrease in anticipated revenue and gross profit margins.

Summary financial information included in the financial statements of the Company is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                         2005     2004
                                                         ----     ----
Net sales
  Motors                                               $60,207   $54,048
  Controls                                              20,070    19,065
                                                       -------   -------
                                                        80,277    73,113
Operating income
  Motors                                                 8,580     8,462
  Controls                                               2,039     1,945
                                                       -------   -------
                                                        10,619    10,407

Management fees and unallocated
   corporate overhead                                    3,542     3,742
                                                       -------   -------
Total operating income                                   7,077     6,665

Interest expense                                         8,831     8,819
Interest income                                            (49)      (30)
Miscellaneous, net                                          11       339
                                                       -------   -------

Loss from continuing operations
before income taxes                                    $(1,716)  $(2,463)
                                                       =======   =======

Consolidated Results of Operations

Consolidated net sales for the three months ended March 31, 2005 were $80.3 million, an increase of $7.2 million, or 9.8% from the same period in 2004. Sales of the Company's Motors segment were $60.2 million, an increase of 11.4%, or $6.2 million from $54.0 million posted in the first quarter of the previous year. Sales of subfractional motor products were $19.9 million, an increase of $0.8 million, or 4.4%, from the first quarter of 2004. The increase was driven by sales of a product introduced during the fourth quarter of 2004 to a certain restaurant equipment customer. This project has been substantially completed, and the Company expects lower sales of this product after the first quarter of 2005. Sales of products used by major appliance customers were about flat with the previous year, with the loss of business value-added subassembly products substantially replaced by sales of a new product to a certain major appliance customer which began during the third quarter of 2004, and which is expected to continue. Sales of fractional and integral motor products increased $5.3 million, or 15.2%, to $40.3 million from the year-earlier first quarter sales of $35.0 million. The increase in sales was driven by share gains for DC motors used in battery-electric golf cars, and to improvements in North American markets for motors used in material handling and commercial floor care equipment. Sales in European markets which are served by the company's FIR Group of subsidiaries continued to be difficult, with sales in local currency declining 5.8% for the 2005 quarter compared with the previous year. This decline was mostly offset by the favorable impact of translation, which added $0.5 million in sales over the first quarter of 2004. First quarter 2005 sales for the Company's Controls segment were $20.1 million, an increase of $1.0 million, or 5.3%, from the same period of 2004. The increased sales were attributable to sales of elevator control products that were designed and produced by the Company's recently acquired O. Thompson subsidiary (see Item 8. "O Thompson Acquisition" under "Notes to Condensed Consolidated Financial Statements"), which were partially offset by a somewhat softer market for elevator control products in comparison to the first quarter of 2004.

Total operating income for the first quarter of 2005 was $7.1 million, an increase of $0.4 million, or 6.2%, from the same period of the previous year. Operating income for the first three months of 2005 in the Motors segment was $8.6 million, an increase of $0.1 million, or 1.4% higher than in 2004's first quarter. Operating income for the Controls segment was $2.0 million, an increase of $0.1 million, or 4.8% from the corresponding quarter of the prior year. Total Company gross margin was $23.6 million, which was $0.4 million, or 1.8% lower than in 2004. Gross margin as a percentage of sales decreased to 29.4% in 2005, from 32.9% in 2004. The decrease in margin percentage is attributable to a combination of factors, the most significant of which are:
1) during the first quarter of 2005, the Company continued to experience significant inflation on metal (primarily copper and steel) components used in the assembly of motor products, as well as on freight and plastic resins and competitive pressures in the Company's principal markets have made it difficult to pass along these higher costs to its customers in the form of higher prices; 2) several sizable pieces of market share gained in the golf car, material handling, and floor care segments carry lower margins than the Company's historical levels. It has been the Company's recent strategy to capture share gains at competitive prices and to expand margins as we gain volume leverage and implement planned cost reductions.

Selling, general, and administrative expenses decreased $0.6 million, or 4.2%, to $14.3 million for the first three months of 2005. Most of the decrease is due to reductions in overhead costs which are allocated to the Company from its Parent.

The Company has recorded an income tax provision primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability. Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets.
 Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company and its domestic subsidiaries (Kinetek Group) join in the filing of a U.S. federal consolidated income tax return with their ultimate parent company, Jordan Industries, Inc. (Parent). During 2004, the Parent realized cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. The Internal Revenue Code provides exceptions to the recognition of certain types of cancellation of indebtedness income for U.S. federal income tax purposes. These rules will require the Parent and possibly certain subsidiaries, including members of the Kinetek Group, to reduce specified tax attributes which may include the reduction of net operating loss carryforwards and the tax basis of assets. However, the amount of reduction to any specific attribute is dependent upon an election not required to be made until the filing of the consolidated 2004 federal tax return. It is possible that the effect of the attribute reduction could result in a decrease in the tax basis of goodwill, which would result in an increase in the Company's deferred tax liabilities and could result in a financial statement charge to income tax expense in the period when the election is made.

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

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2004 was $4.2 million, compared to $1.8 million for the three months ended March 31, 2004. The favorable performance year over year in cash is attributable to the slightly higher operating income discussed under "Consolidated Results of Operations" and to improved working capital management, particularly a $3.3 million increase in cash from changes in current assets, as well as $1.1 million from our change in our due to affiliate compared with the corresponding period in the previous year. These favorable changes were slightly offset by an unfavorable change in our current liabilities of $2.8 million compared to last year.

Investing activities. In the three months ended March 31, 2005, the Company used $1.2 million for investing activities, compared to $0.8 million used in the same period of 2004. The increase in usage is primarily driven by the payment of the remaining acquisition cost for O Thompson, a New York-based elevator control company acquired during 2004. This payment was for $0.5 million.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of March 31, 2005, the Company had approximately $15.3 million of available funds under this Credit Agreement.

The Company is, and expects to be, in compliance with the provisions of its Indentures.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2005 the Company had variable rate debt outstanding of $7.9 million. A one-percentage point increase in interest rates would not have a material effect on the amount of annual interest paid. The Company does not believe that its market risk from financial instruments on March 31, 2005 would have a material effect on future operations or cash flow.

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


                                               KINETEK, INC.



                                               By: /s/ Daniel Drury
                                                   ------------------------
                                                   Daniel Drury
                                                   Chief Financial Officer



May 16, 2005

                                 EXHIBIT INDEX



     Exhibit
     Number                           Description

      31.1    Certificate of Chief Executive Officer pursuant to
              Rule 13a-14(a) or Rule 15d-14(a)

      31.2    Certificate of Chief Financial Officer pursuant to
              Rule 13a-14(a) or Rule 15d-14(a)