Form 10-Q
period 2005-06-30
KINETEK INC
filed 2005-08-15
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

-------------------------------------------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2005                Commission File Number 333-19257


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

     The number of shares outstanding of Registrant's Common Stock as of August 15, 2005: 10,000.

                                  KINETEK, INC.


                                      INDEX

   Part I         FINANCIAL INFORMATION                                 PAGE NO.
   ------         ---------------------                                 --------

   Item 1.        Financial Statements (Unaudited)                          3

   Item 2.        Management's Discussion and Analysis of Financial        12
                  Condition and Results of Operations

   Item 3.        Quantitative and Qualitative Disclosures About           15
                  Market Risk

   Item 4.        Controls and Procedures                                  15

   Part II        OTHER INFORMATION
   ------         -----------------

   Item 1.        Legal Proceedings                                        16

   Item 2.        Changes in Securities and Use of Proceeds                16

   Item 3.        Defaults Upon Senior Securities                          16

   Item 4.        Submission of Matters to a Vote of Security              16
                  Holders

   Item 5.        Other Information                                        16

   Item 6.        Exhibits and Reports on Form 8-k                         16

                  Signatures                                               17

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)
         -------------------------------

                                                                       PAGE NO.
                                                                       -------

Condensed Consolidated Balance Sheets at June 30, 2005                     4
and December 31, 2004

Condensed Consolidated Statements of Operations for the                    5
three and six months ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the six                6
months ended June 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements                      7-10

                                  KINETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                         June 30,                  December 31,
                                                           2005                       2004
                                                    ---------------------       ------------------
                                                        (Unaudited)


ASSETS
Current Assets:
  Cash and cash equivalents                                  $ 11,012                   $ 10,863
  Accounts receivable, net                                     66,429                     62,379
  Inventories                                                  54,839                     53,658
  Prepaid expenses and other current assets                     3,353                      4,373
  Taxes receivable                                              1,625                      3,631
  Assets from discontinued operation                            1,252                      2,024
                                                             --------                   --------
       Total Current Assets                                   138,510                    136,928


Property, plant, and equipment, net                            29,273                     29,753
Goodwill, net                                                 181,295                    181,141
Deferred financing costs, net                                   3,323                      4,646
Due from affiliated company                                     7,987                      7,743
Investment in affiliate                                        12,344                     12,344
Other non-current assets, net                                   1,037                        893
                                                             --------                   --------
       Total Assets                                          $373,769                   $373,448
                                                             ========                   ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                            $35,011                   $ 33,262
  Accrued interest payable                                      4,153                      4,109
  Accrued expenses and other current liabilities               10,927                     12,269
  Current portion of long term debt                            24,615                     20,959
  Liabilities from discontinued operation                         213                        548
                                                             --------                   --------
       Total Current Liabilities                               74,919                     71,147

Long-term debt                                                294,968                    296,109
Deferred income taxes                                          27,736                     25,801
Other non-current liabilities                                   5,649                      5,627

Shareholders' Deficit:
  Common Stock                                                     10                         10
  Additional paid-in-capital                                   49,996                     49,996
  Accumulated deficit                                         (84,784)                   (80,238)
  Accumulated other comprehensive income                        5,275                      4,996
                                                             --------                   --------
      Total Shareholders' Deficit                            $(29,503)                  $(25,236)
                                                             --------                   --------
      Total Liabilities and Shareholders' Deficit            $373,769                   $373,448
                                                             ========                   ========








See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                           -------------------------       ---------------------
                                                               2005        2004              2005         2004
                                                               ----        ----              ----         ----


Net Sales                                                 $  87,433    $  79,551         $ 167,710    $ 152,665
Cost of sales, excluding
depreciation                                                 60,575       53,132           117,259      102,764
Selling, general and
administrative expenses                                      13,571       13,989            27,918       28,420
Depreciation                                                  1,338        1,473             2,684        3,063
Amortization                                                     30           41                60           77
Management fees and other                                       874          823             1,667        1,581
                                                          ---------    ---------         ---------    ---------

Operating Income                                             11,045       10,093            18,122       16,760

Other (income)/ expense:
Interest expense                                              8,986        9,630            17,817       18,449
Interest income                                                 (16)         (43)              (65)         (73)
Miscellaneous, net                                              (40)        (852)              (29)        (513)
                                                          ----------   ----------        ----------   ---------

Income/(Loss) from continuing operations before
income taxes                                                  2,115        1,358               399       (1,103)

Income tax provision                                          2,187        2,646             3,914        4,418
                                                          ---------    ----------        ---------    ----------
Loss from continuing operations                                 (72)      (1,288)           (3,515)      (5,521)

Loss from discontinued operations, net
                                                               (391)        (237)           (1,031)        (208)

Net Loss                                                   $   (463)   $  (1,525)        $  (4,546)    $ (5,729)
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

                                  KINETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                                               Six Months Ended
                                                                                                      June 30,
                                                                                       ---------------------------------------

                                                                                             2005                  2004
                                                                                             ----                  ----

Cash flows from operating activities:
  Net loss                                                                             $     (4,546)            $ (5,729)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                                              4,317                4,674
   Deferred income taxes                                                                      2,344                2,751

Changes in operating assets and liabilities:

   Current assets                                                                            (2,239)              (4,415)
   Current liabilities                                                                          966                4,551
   Net change in assets and liabilities from
     discontinued operation                                                                     437                  169
   Non-current assets and liabilities                                                          (188)                (535)
   Due from affiliated company                                                                 (653)              (2,607)
                                                                                        ------------            --------
   Net cash provided by (used in) operating activities                                          438               (1,141)

Cash flows from investing activities:
   Acquisition of business                                                                     (481)                  -
   Capital expenditures, net                                                                 (1,921)              (1,638)
                                                                                       -------------            ---------
   Net cash used in investing activities                                                     (2,402)              (1,638)

Cash flows from financing activities:
   Net borrowings under revolving credit facility and other long-term debt                    2,090               11,579
                                                                                       ------------             --------
   Net cash provided by financing activities                                                  2,090               11,579

Effect of exchange rate changes on cash
                                                                                                 23                1,052
                                                                                       ------------             --------

Net change in cash and cash equivalents                                                         149                9,852

Cash and cash equivalents at beginning of period                                             10,863                6,959
                                                                                        -----------             --------
Cash and cash equivalents at end of period                                                $  11,012             $ 16,811
                                                                                        ===========             ========









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

2.      Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Kinetek, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure timely preparation of the condensed consolidated financial statements. Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation.

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

3.      Inventories

Inventories are summarized as follows:

                                 June 30,               December 31,
                                    2005                    2004
                            --------------------    ---------------------

   Raw materials                   $32,076                  $30,509
   Work in process                  10,713                   11,507
   Finished goods                   12,050                   11,642
                                   -------                  -------
                                   $54,839                  $53,658
                                   =======                  =======


4.      Comprehensive Income

Total comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 are as follows:


                                                  Three Months Ended                     Six Months Ended
                                                       June 30,                              June 30,
                                           ---------------------------------    ------------------------------------
                                               2005               2004               2005                2004
                                               ----               ----               ----                ----

Net loss                                   $  (463)             $ (1,525)          $ (4,456)           $ (5,729)
Foreign currency
 Translation adjustments                      (975)               (1,328)               279               1,480
                                           --------            ----------          ---------           --------
Comprehensive loss                         $(1,438)             $ (2,853)          $ (4,267)           $ (4,249)


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

6.            Business Segment Information

Summary financial information included in the financial statements of the Company is as follows:


                                                         Three Months Ended              Six Months Ended
                                                             June 30,                        June 30,
                                                     -------------------------      --------------------------

                                                          2005         2004              2005         2004
                                                          ----         ----              ----         ----
Net sales
  Motors                                                $66,098     $ 58,703           $126,305    $112,751
  Controls                                               21,335       20,848             41,405      39,914
                                                      ---------     --------         ----------    --------
                                                         87,433       79,551            167,710     152,665
Operating income
  Motors                                                 11,092       10,556             19,672      19,017
  Controls                                                3,455        3,042              5,494       4,990
                                                      ---------     --------         ----------    --------
                                                         14,547       13,598             25,166      24,007

Management fees and unallocated
   corporate overhead                                     3,502        3,505             7,044        7,247
                                                      ---------     --------         ---------     --------
Total operating income                                   11,045       10,093            18,122       16,760

Interest expense                                          8,986        9,630            17,817       18,449
Interest income                                             (16)         (43)              (65)         (73)
Miscellaneous, net                                          (40)        (852)              (29)        (513)
                                                      ----------     --------        ----------    ---------

Income (Loss) from continuing operations before
income taxes                                          $   2,115      $ 1,358         $     399     $ (1,103)
                                                      ==========     =======         =========     =========





7.      Discontinued Operation

During 2004, the Company undertook a plan to sell Electrical Design and Control ("ED&C"), a wholly-owned subsidiary.

Summarized selected financial information for the discontinued operation is as follows:



                                          Three months ended             Six months ended
                                                June 30,                      June 30,
                                         ---------------------           -------------------
                                           2005         2004             2005         2004
                                         ---------    ---------        --------      -------

Revenues                                 $  211       $ 2,340          $ 1,079      $  4,943
Loss from discontinued operations
                                           (391)         (237)          (1,031)         (208)

The major classes of assets and liabilities of the discontinued operation is as follows:

                                                   June 30,             December 31,
                                                     2005                  2004
                                             -----------------    ---------------------

Current assets                                       $1,222                 $ 1,978
Property, plant and equipment                             -                      14
Other long term assets                                   30                      32
                                             -----------------    --------------------
Total assets                                          1,252                   2,024
Current liabilities                                     213                     548
                                             -----------------    --------------------
Net assets of discontinued operations
                                                 $    1,039                 $  1,476
                                             -----------------    --------------------

On May 2, 2005, the Company sold certain inventory, equipment, intellectual property assets and contracts of ED&C. The Company no longer has any ownership interest in ED&C, however it will continue to collect on the outstanding receivables which were not sold and pay the remaining accounts payable not assumed.

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

9.      Warranties

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the six months ended June 30, 2005 and 2004 are as follows:

                                                2005             2004
                                            --------------   --------------
       Balance, beginning of year              $ 1,934          $ 1,615
       Warranties issued                           180              334
       Change in estimate                         (425)                -
       Settlements                                (335)            (126)
                                            --------------   -------------
       Balance, end of year                       $ 1,354       $ 1,823
                                            --------------   -------------

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

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statement regarding the Company in this document that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations about future events, which the Company has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the industry in which the Company operates, the dependence on senior management, maintaining sufficient working capital financing, competitive pressures, general economic conditions and a softening of consumer acceptance of the Company's products leading to a decrease in anticipated revenue and gross profit margins.

Consolidated Results of Operations

Consolidated net sales for the three month period ended June 30, 2005 were $87.4 million, an increase of $7.9 million (9.9%) from the second quarter of 2004. Year to date sales for 2005 were $167.7 million, an increase of $15.0 million (9.9%) from the same period in 2004. The sales increases for both periods were led by favorable market conditions for most of the Company's principal product lines and net increases in market share gains and losses. The combination of favorable markets and net share gains accounted for approximately $5.2 million of the second quarter revenue increase, and $9.2 million for the first six months of 2005. Sales of elevator control products designed and produced under the Company's recently acquired O. Thompson brand name (see Note 8 "O. Thompson Acquisition" under "Notes to Consolidated Financial Statements") added $1.7 million in revenue for the quarter compared to the previous year, and $4.5 million for the year to date. The translation impact of the stronger Euro relative to the dollar in 2005 accounted for $0.5 million increase in sales during the second quarter and $1.0 million for the year to date. The impact of increases and decreases in selling prices charged to customers during the period resulted in a net increase in sales of approximately $0.5 million. For the year to date, changes in selling prices account for approximately $0.3 million in increased sales.

Sales of the Company's Motors segment were $66.1 million during the three months ended June 30, 2005, an increase of $7.4 million (12.6%) from the previous year. For the year to date, Motor sales were $126.3 million, an increase of $13.6 million (12.0%) from the 2004 year to date period. Sales of subfractional motor products increased $0.3 million for the quarter, reflecting markets that were stable to slightly favorable, price increases in selected product lines, and the net impact of various share gains and losses in several product lines. The most significant of these share changes was the loss of sales of value-added subassembly products to several major appliance customers during 2004, which was substantially replaced by sales of a new product to a certain major appliance customer which began during the third quarter of 2004. For the year to date, sales of subfractional products increased $1.1 million, reflecting the second quarter items, plus the first quarter 2005 impact from sales to a certain restaurant equipment customer of a new product introduced during the fourth quarter of 2004. This project was substantially completed during the first quarter of 2005, and the Company expects minimal sales of this product in the future. Sales of fractional and integral motor products increased $7.1 million for the second quarter and $12.4 million for the year to date compared with the same periods in 2004. The increases in sales for both periods are mostly attributable to share gains for DC motors used in golf car and material handling applications, commercial floor care products, and elevator motors sold in China. The translation impact of the stronger Euro relative to the dollar in 2005 accounted for $0.5 million increase in sales during the second quarter and $1.0 million for the year to date.

Sales of the Company's Controls segment were $21.3 million for the second quarter of 2005, an increase of $0.5 million (2.3%) from the same period in 2004. For the year to date, Controls sales were $41.4 million, an increase of $1.5 million (3.7%) from the previous year. The increases are due to sales of elevator control products designed and produced under the Company's recently acquired O. Thompson brand name (see Note 8 "O. Thompson Acquisition" under "Notes to Consolidated Financial Statements"), which added $1.7 million in revenue for the quarter compared to the previous year, and $4.5 million for the year to date. The market for elevator control products has been soft during 2005, particularly during the second quarter which was affected by a strike by elevator contractors in New York City.

Total Company gross margin was $26.9 million for the three months ended in June, 2005, an increase of $0.4 million (1.7%) from the second quarter of 2004. Gross margin was $50.5 million for the first half of 2005, an increase of $0.6 million (1.1%) from the year to date in 2004. The increases in gross margin result from the sales increased described previously, offset somewhat by lower gross margins as a percentage of sales. Gross margin declined to 30.7% of sales for the second quarter of 2005, compared to 33.2% of sales for the corresponding period in 2004. For the year to date, gross margin as a percentage of sales declined to 30.1% from 32.7% for the 2004 year to date period. The decreases in gross margin as a percentage of sales are attributable to a combination of factors, the most significant of which are: 1) during the first half of 2005, the Company continued to experience significant inflation on metal (primarily copper and steel) components used in the assembly of motor products, as well as on freight and plastic resins; 2) Competitive pressures have made it difficult to pass along these higher costs to its customers in the form of higher prices in several of the Company's principal markets. 3) Several sizable pieces of market share gained in the golf car, material handling, and floor care segments carry lower margins than the Company's historical levels. It has been the Company's recent strategy to capture share gains at competitive prices and to expand margins as it gains volume leverage and implements planned cost reductions.

Total operating income was $11.0 million for the second quarter of 2005, an increase of $1.0 million (9.4%) from 2004. Year to date operating income was $18.1 million, an increase of $1.4 million (8.1%) from the first six months of 2004. Operating income for the Motors segment was $11.1 million for the second quarter of 2005, an increase of $0.5 million (5.1%) from the previous year, and was $19.7 million for the six month period, an increase of $0.7 (3.4%) from

2004. The increases in operating income are attributable to the increases in sales and gross margin described previously, plus reductions in the Company's selling, general, and administrative expenses ("SG&A"). For the three months ended in June, 2005, SG&A was $13.6 million, a decrease of $0.4 million (3.0%) from the previous year. For the year to date, SG&A was $27.9 million, a decrease of $0.5 million (1.8%) from 2004. The decrease is primarily due to reductions in overhead costs which are allocated to the Company from its Parent.

The Company has recorded income tax expense of $3.9 million for the six months ended June 30, 2005 primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability. Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets. Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company and its domestic subsidiaries (Kinetek Group) join in the filing of a U.S. federal consolidated income tax return with their ultimate parent company, Jordan Industries, Inc. (Parent). During 2004 the Parent realized $88.4 million of cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. The Internal Revenue Code provides exceptions to the recognition of certain types of cancellation of indebtedness income for U.S. federal income tax purposes. These rules will require the Parent and possibly certain subsidiaries, including members of the Kinetek Group, to reduce specified tax attributes which may include the reduction of net operating loss carryforwards and the tax basis of assets. However, the amount of reduction to any specific attribute is dependent upon an election not required to be made until the filing of the consolidated 2004 federal tax return. It is possible that the effect of the attribute reduction could result in a decrease in the tax basis of goodwill, which would result in an increase in the Company's deferred tax liabilities and could result in a financial statement charge to income tax expense in the period when the election is made.

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

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2005 was $0.4 million, compared to $1.1 million cash used for the six months ended June 30, 2004. The favorable performance year over year in cash is attributable to the higher operating income discussed under "Consolidated Results of Operations" and to improved working capital management, particularly $2.2 million less cash used for increases in current assets. In addition, cash used for increases in Due from affiliated company was $2.0 million less compared with the corresponding period in the previous year, when the Company experienced a $2.6 million increase in its Due from affiliated company related to taxes under the tax sharing agreement with its Parent (see Note 2. "Summary of Significant Accounting Policies" under Notes to Condensed Financial Statements). These favorable changes were slightly offset by an increase in current liabilities which was $3.6 million lower compared to the prior year.

Investing activities. In the six months ended June 30, 2005, the Company used $2.4 million for investing activities, compared to $1.6 million used in the same period of 2004. The increase in usage is primarily driven by the payment of the remaining acquisition cost for O Thompson, a New York-based elevator control company acquired during 2004, of $0.5 million as well as increased capital expenditure spending at our Chinese subsidiary of $0.5 million, offset by less spending at our remaining facilities.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of June 30, 2005, the Company had approximately $8.8 million of available funds under this Credit Agreement.

The Company is, and expects to be, in compliance with the provisions of its Indentures.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2005 the Company had variable rate debt outstanding of $15.6 million. A one-percentage point increase in interest rates would not have a material effect on the amount of annual interest paid. The Company does not believe that its market risk from financial instruments on June 30, 2005 would have a material effect on future operations or cash flow.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.


Item 4.  CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, the Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS None


Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            None


Item 3.     DEFAULTS UPON SENIOR SECURITIES
            None


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None


Item 5.     OTHER INFORMATION
            None


Item 6      EXHIBITS

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


                                                        KINETEK, INC.



                                                  By: /s/ Daniel Drury
                                                      -------------------
                                                      Daniel Drury
                                                      Chief Financial Officer


         August 15, 2005

                                  EXHIBIT INDEX

     Exhibit
     Number                                Description

      31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
      31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)