Form 10-K/A
period 2004-12-31
KINETEK INC
filed 2005-11-02
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004                 Commission File Number 333-19257

KINETEK, INC.
(Exact name of registrant as specified in charter)

Illinois	36-4109641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
ArborLake Centre, Suite 550 1751 Lake Cook Road Deerfield, Illinois (Address of Principal Executive Offices)	60015 (Zip Code)

Registrant’s telephone number, including Area Code:
(847) 945-5591

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	N/A

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

Yes ☒                                         No ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in  Exchange Act Rule 12b-2).

                Yes ☐                                         No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

Explanatory Note

Kinetek, Inc. hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 originally filed with the Securities and Exchange Commission on March 24, 2005 (the “Original 10-K”) as set forth below and in the pages attached hereto:

Item 15(3). Exhibits
Signatures

Except for the amendments described above, this Amendment No. 1 to the Annual Report on Form 10-K/A does not modify or update other disclosures in, or exhibits to the Original 10-K

Item 15(3).   EXHIBIT INDEX

31.1*	Certification of Thomas H. Quinn

31.2*	Certification of Daniel D. Drury

32.1*	Certification of Thomas H. Quinn pursuant to Section 1350

32.2*	Certification of Daniel D. Drury pursuant to Section 1350

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETEK, INC.

	By	/s/ Daniel D. Drury
Dated: November 2, 2005		Daniel D. Drury Chief Financial Officer (Principal Accounting Officer)