Form 10-Q/A
period 2005-03-31
KINETEK INC
filed 2005-11-02
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2005             Commission File Number 333-19257

KINETEK, INC.

(Exact name of registrant as specified in charter)

Delaware	36-4109641
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, Illinois 60015

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

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

Yes ☐ No ☒

The number of shares outstanding of Registrant’s Common Stock as of May 16, 2005: 10,000.

Explanatory Note

Kinetek, Inc. hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 originally filed with the Securities and Exchange Commission on August 15, 2005 (the “Original 10-Q”) as set forth below and in the pages attached hereto:

Part II, Item 6. Exhibits

Signatures

Except for the amendments described above, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not modify or update other disclosures in, or exhibits to the Original 10-Q.

                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETEK, INC.

	By	/s/ Daniel D. Drury
Dated: November 2, 2005		Daniel D. Drury Chief Financial Officer (Principal Accounting Officer)

Item 6. EXHIBIT INDEX

31.1*	Certification of Thomas H. Quinn

31.2*	Certification of Daniel D. Drury

32.1*	Certification of Thomas H. Quinn pursuant to Section 1350

32.2*	Certification of Daniel D. Drury pursuant to Section 1350

* filed herewith