Form 10-Q/A
period 2005-06-30
KINETEK INC
filed 2005-11-02
CIK 1029864

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of Registrant’s Common Stock as of August 15, 2005:  10,000.

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