Form 10-Q
period 2005-09-30
KINETEK INC
filed 2005-11-14
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

-------------------------------------------------------------------------------

              QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2005          Commission File Number 333-19257


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).

                Yes                   No   x
                    ---                   ---

     The number of shares outstanding of Registrant's Common Stock as of November 14, 2005: 10,000.

                                 KINETEK, INC.


                                     INDEX

   Part I    FINANCIAL INFORMATION                                PAGE NO.
   ------    ---------------------                                --------

   Item 1.   Financial Statements (Unaudited)                         3

   Item 2.   Management's Discussion and Analysis of Financial       12
             Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About          15
             Market Risk

   Item 4.   Controls and Procedures                                 15


   Part II   OTHER INFORMATION
   -------   -----------------

   Item 1.   Legal Proceedings                                       16

   Item 2.   Changes in Securities and Use of Proceeds               16

   Item 3.   Defaults Upon Senior Securities                         16

   Item 4.   Submission of Matters to a Vote of Security             16
             Holders

   Item 5.   Other Information                                       16

   Item 6.   Exhibits and Reports on Form 8-k                        16

             Signatures                                              17

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)                             PAGE NO.
         --------------------------------                             --------

Condensed Consolidated Balance Sheets at September 30, 2005               4
and December 31, 2004

Condensed Consolidated Statements of Operations for the                   5
three and nine months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 2005 and 2004                                         6

Notes to Condensed Consolidated Financial Statements                     7-10

                                 KINETEK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                  September 30,   December 31,
                                                      2005           2004
                                                  -------------   ------------
                                                   (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                         $ 11,693        $ 10,863
  Accounts receivable, net                            67,252          62,379
  Inventories                                         54,267          53,658
  Prepaid expenses and other current assets            2,581           4,373
  Taxes receivable                                     1,413           3,631
  Assets from discontinued operation                     477           2,024
                                                    --------        --------
       Total Current Assets                          137,683         136,928


Property, plant, and equipment, net                   28,611          29,753
Goodwill, net                                        180,702         181,141
Deferred financing costs, net                          2,661           4,646
Due from affiliated company                            8,426           7,743
Investment in affiliate                               12,344          12,344
Other non-current assets, net                          1,110             893
                                                    --------        --------
       Total Assets                                 $371,537        $373,448
                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                  $ 34,842        $ 33,262
  Accrued interest payable                            11,920           4,109
  Accrued expenses and other current liabilities      11,381          12,269
  Current portion of long term debt                   16,196          20,959
  Liabilities from discontinued operation                  -             548
                                                    --------        --------
       Total Current Liabilities                      74,339          71,147

Long-term debt                                       295,101         296,109
Deferred income taxes                                 28,531          25,801
Other non-current liabilities                          5,323           5,627

Shareholders' Deficit:
  Common Stock                                            10              10
  Additional paid-in-capital                          49,996          49,996
  Accumulated deficit                                (85,311)        (80,238)
  Accumulated other comprehensive income               3,548           4,996
                                                    --------        --------
       Total Shareholders' Deficit                   (31,757)        (25,236)
                                                    --------        --------
       Total Liabilities and Shareholders' Deficit  $371,537        $373,448
                                                    ========        ========




    See accompanying notes to condensed consolidated financial statements.

                                 KINETEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                          Three Months Ended          Nine Months Ended
                                            September 30,              September 30,
                                       -----------------------    ------------------------
                                          2005         2004          2005          2004
                                          ----         ----          ----          ----

Net Sales                               $87,648      $83,039       $255,358     $235,704
Cost of sales, excluding
   depreciation                          61,063       56,695        178,322      159,458
Selling, general and
   administrative expenses               12,750       13,956         40,668       42,377
Depreciation and Amortization             1,338        1,413          4,082        4,553
Management fees and other                   876          848          2,543        2,429
                                        -------      -------       --------     --------

      Operating Income                   11,621       10,127         29,743       26,887

Other (income)/ expense:
   Interest expense                       8,956        7,748         26,773       26,197
   Interest income                          (32)         (36)           (97)        (109)
   Miscellaneous, net                       854          (34)           825         (547)
                                        -------      -------       --------     --------

Income from continuing
operations before income taxes            1,843        2,449          2,242        1,346

Income tax provision                      2,073        2,519          5,987        6,937
                                        -------      -------       --------     --------

Loss from continuing operations            (230)         (70)        (3,745)      (5,591)

Loss from discontinued
operations, net                            (297)        (268)        (1,328)        (476)
                                        -------      -------        -------     --------
Net Loss                                $  (527)     $  (338)       $(5,073)    $ (6,067)
                                        =======      =======        =======     ========




    See accompanying notes to condensed consolidated financial statements.

                                 KINETEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                            2005        2004
                                                            ----        ----

Cash flows from operating activities:
   Net loss                                              $ (5,073)   $ (6,067)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                           4,082       4,553
    Amortization of deferred financing fees and bond
      premium                                               2,366       2,309
   Deferred income taxes                                    2,730       3,913

Changes in operating assets and liabilities:

   Current assets                                          (1,506)    (10,548)
   Current liabilities                                      9,018      16,851
   Net change in assets and liabilities from
     discontinued operation                                   999         (45)
   Non-current assets and liabilities                        (834)       (607)
   Due from affiliated company                               (683)     (3,045)
                                                         --------    --------
   Net cash provided by operating activities               11,099       7,314

Cash flows from investing activities:
   Acquisition of business                                   (481)       (315)
   Capital expenditures, net                               (2,622)     (2,393)
                                                         --------    --------
   Net cash used in investing activities                   (3,103)     (2,708)

Cash flows from financing activities:
   Net borrowings (and repayments)under revolving
     credit facility and other long-term debt              (6,329)      5,009
                                                         --------    --------
   Net cash (used in) provided by financing activities     (6,329)      5,009

Effect of exchange rate changes on cash                      (837)      1,054
                                                         --------    --------

Net change in cash and cash equivalents                       830      10,669

Cash and cash equivalents at beginning of period           10,863       6,959
                                                         --------    --------
Cash and cash equivalents at end of period               $ 11,693    $ 17,628
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

The Company's revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured. Estimated discounts and rebates are recorded as a reduction of sales in the same period revenue is recognized. Sales returns and allowances are estimated and recorded based upon historical experience. If actual future sales returns and allowances are higher than past experience, additional accruals may be required. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled.

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

The Company and its domestic subsidiaries (Kinetek Group) join in the filing of a U.S. federal consolidated income tax return with their ultimate parent company, Jordan Industries, Inc. (Parent). During 2004, the Parent realized cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. Such cancellation of indebtedness income was offset for income tax purposes by the consolidated group's net operating losses.

3.    Inventories

Inventories are summarized as follows:

                                 September 30,     December 31,
                                     2005             2004
                                 -------------    ------------

   Raw materials                   $  31,590        $ 30,509
   Work in process                    10,463          11,507
   Finished goods                     12,214          11,642
                                   ---------        --------
                                   $  54,267        $ 53,658
                                   =========        ========


4.    Comprehensive Loss

Total comprehensive loss for the three and nine months ended September 30, 2005 and 2004 are as follows:

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                           ---------------------    --------------------
                              2005       2004          2005      2004
                              ----       ----          ----      ----

Net loss                   $  (527)      (338)      $ (5,073)  $ (6,067)
Foreign currency
 Translation adjustments    (1,727)       105         (1,448)     1,585
                           -------      -----       --------   --------
Comprehensive loss         $(2,254)     $(233)      $ (6,521)  $ (4,482)



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

6.     Business Segment Information

Summary financial information included in the financial statements of the Company is as follows:

                                   Three Months Ended     Nine Months Ended
                                     September 30,           September 30,
                                 ---------------------   -------------------
                                    2005        2004        2005       2004
                                    ----        ----        ----       ----
Net sales
  Motors                          $ 65,251    $ 61,963    $191,556   $174,714
  Controls                          22,397      21,076      63,802     60,990
                                  --------    --------    --------   --------
                                    87,648      83,039     255,358    235,704
Operating income
  Motors                            10,892      10,222      30,564     29,239
  Controls                           3,423       2,702       8,917      7,692
                                  --------    --------    --------   --------
                                    14,315      12,924      39,481     36,931

Management fees and unallocated
   corporate overhead                2,694       2,797       9,738     10,044
                                  --------    --------    --------    -------
Total operating income              11,621      10,127      29,743     26,887

Interest expense                     8,956       7,748      26,773     26,197
Interest income                        (32)        (36)        (97)      (109)
Miscellaneous, net                     854         (34)        825       (547)
                                  --------    --------    --------    -------
Income from continuing
operations before income taxes    $  1,843    $  2,449    $  2,242    $ 1,346
                                  ========    ========    ========    =======

7.     Discontinued Operation

During 2004, the Company undertook a plan to sell Electrical Design and Control ("ED&C"), a wholly-owned subsidiary.

Summarized selected financial information for the discontinued operation is as follows:

                                   Three Months Ended     Nine Months Ended
                                     September 30,           September 30,
                                 ---------------------   -------------------
                                    2005        2004        2005       2004
                                    ----        ----        ----       ----

Revenues                           $   0      $ 1,878     $ 1,079   $  6,821
Loss from discontinued operations
                                    (297)        (268)     (1,328)      (476)

The major classes of assets and liabilities of the discontinued operation is as follows:

                                      September 30, 2005    December 31, 2004
                                      ------------------    -----------------

Current assets, net of
  allowances                                      $  447             $ 1,978
Property, plant and equipment                          -                  14
Other long term assets                                30                  32
                                         ---------------      --------------
Total assets                                         477               2,024
Current liabilities                                    -                 548
                                         ---------------      --------------

Net assets of discontinued operations
                                                 $   477             $ 1,476
                                         ---------------      --------------

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

9.    Warranties

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the nine months ended September 30, 2005 and 2004 are as follows:

                                            2005            2004
                                        -----------     ------------
       Balance, beginning of year           $ 1,934          $ 1,615
       Warranties issued                        185              563
       Change in estimate                      (537)               -
       Settlements                             (360)            (170)
                                        -----------     ------------
       Balance, end of period               $ 1,222          $ 2,008
                                        ------------    ------------

10.  Adoption of Accounting Principles

     In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections ("FAS 154"), a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ("FAS 3"). FAS 154 replaces the provisions of FAS 3 with respect to reporting accounting changes in interim financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

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

Consolidated Results of Operations

Consolidated net sales for the three month period ended September 30, 2005 were $87.6 million, an increase of $4.6 million (5.6%) from the third quarter of 2004. Year to date sales for 2005 were $255.4 million, an increase of $19.7 million (8.3%) from the same period in 2004. The sales increase during the third quarter was led by sales of elevator control products designed and produced under the Company's recently acquired O. Thompson brand name (see
Note 8 "O. Thompson Acquisition" under "Notes to Consolidated Financial Statements") which added $1.9 million in revenue for the quarter compared to the previous year, and $6.4 million for the year to date. The sales increases for the year to date ending September 30, 2005 were led by favorable market conditions for most of the Company's principal product lines and net increases in market share gains and losses. The combination of favorable markets and net share gains accounted for approximately $1.8 million of the third quarter 2005 revenue increase, and $11.0 million for the first nine months. The translation impact of the stronger Euro relative to the dollar in 2005 accounted for $0.6 million increase in sales during the third quarter and $1.6 million for the year to date. The impact of increases and decreases in selling prices charged to customers during the period resulted in a net increase in sales of approximately $0.4 million. For the year to date, changes in selling prices account for approximately $0.7 million in increased sales.

Sales of the Company's Motors segment were $65.3 million during the three months ended September 30, 2005, an increase of $3.3 million (5.3%) from the previous year. For the year to date, Motor sales were $191.6 million, an increase of $16.8 million (9.6%) from the 2004 year to date period. Sales of subfractional motor products decreased $1.4 million for the quarter, reflecting markets that were stable to slightly favorable, price increases in selected product lines, and the net impact of various share gains and losses in several product lines. The most significant of these share changes was the loss of sales of value-added subassembly products to several major appliance customers during 2004, which was substantially replaced by sales of a new product to a certain major appliance customer which began during the third quarter of 2004 and which are expected to continue for the forseeable future. For the year to date, sales of subfractional products decreased $0.3 million, reflecting the third quarter items, plus the first quarter 2005 impact from sales to a certain restaurant equipment customer of a new product introduced during the fourth quarter of 2004. This project was substantially completed during the first quarter of 2005, and the Company expects minimal sales of this product in the future. Sales of fractional and integral motor products increased $4.7 million for the third quarter and $17.1 million for the year to date compared with the same periods in 2004. The increases in sales for both periods are mostly attributable to share gains for DC motors used in golf car and material handling applications, commercial floor care products, and elevator motors sold in China. The translation impact of the stronger Euro relative to the dollar in 2005 accounted for $0.6 million increase in sales during the third quarter and $1.6 million for the year to date.

Sales of the Company's Controls segment were $22.4 million for the third quarter of 2005, an increase of $1.3 million (6.3%) from the same period in 2004. For the year to date, Controls sales were $63.8 million, an increase of $2.8 million (4.6%) from the previous year. The increases are due to sales of elevator control products designed and produced under the Company's recently acquired O. Thompson brand name (see Note 8 "O. Thompson Acquisition" under "Notes to Consolidated Financial Statements"), which added $1.9 million in revenue for the quarter compared to the previous year, and $6.4 million for the year to date. The market for elevator control products rebounded somewhat during the third quarter of 2005 from a strike by elevator contractors in New York City that depressed sales during the second quarter.

Total Company gross margin was $26.6 million for the three months ended in September 2005, an increase of $0.2 million (0.9%) from the third quarter of 2004. Gross margin was $77.0 million for the first nine months of 2005, an increase of $0.8 million (1.0%) from the year to date in 2004. The increases in gross margin result from the sales increases described previously, offset somewhat by lower gross margins as a percentage of sales. Gross margin declined to 30.3% of sales for the third quarter of 2005, compared to 31.7% of sales for the corresponding period in 2004. For the year to date, gross margin as a percentage of sales declined to 30.2% from 32.3% for the 2004 year to date period. The decreases in gross margin as a percentage of sales are attributable to a combination of factors, the most significant of which are:
1) throughout 2005, the Company has experienced significant inflation on metal (primarily copper and steel) components used in the assembly of motor products, as well as on freight and plastic resins; 2) Competitive pressures have made it difficult to pass along these higher costs to its customers in the form of higher prices in several of the Company's principal markets. Prices have increased for selected customers and product lines, but have not kept pace with inflation on component parts; and 3) Several sizable pieces of market share gained in the golf car, material handling, and floor care segments carry lower margins than the Company's historical levels. It has been the Company's recent strategy to capture share gains at competitive prices and to expand margins as it gains volume leverage and implements planned cost reductions.

Total operating income was $11.6 million for the third quarter of 2005, an increase of $1.5 million (14.8%) from 2004. Year to date operating income was $29.7 million, an increase of $2.9 million (10.6%) from the first nine months of 2004. Operating income for the Motors segment was $10.9 million for the third quarter of 2005, an increase of $0.7 million (6.5%) from the previous year, and was $30.6 million for the nine-month period, an increase of $1.3 (4.5%) from 2004. The increases in operating income are attributable to the increases in sales and gross margin described previously, plus reductions in the Company's selling, general, and administrative expenses ("SG&A"). For the three months ended in September 2005, SG&A was $12.8 million, a decrease of $1.2 million (8.6%) from the previous year. For the year to date, SG&A was $40.7 million, a decrease of $1.7 million (4.0%) from 2004. The decrease is primarily due to reductions in overhead costs that are allocated to the Company from its Parent.

The Company has recorded income tax expense of $6.0 million for the nine months ended September 30, 2005 primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability. Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets.
 Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company and its domestic subsidiaries (Kinetek Group) join in the filing of a U.S. federal consolidated income tax return with their ultimate parent company, Jordan Industries, Inc. (Parent). During 2004 the Parent realized $90.4 million of cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. Such cancellation of indebtedness income was offset for income tax purposes by the consolidated group's net operating losses.

Liquidity and Capital Resources

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements for the forseeable future through a combination of funds generated from operating activities and the funds available under its revolving credit facility.

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2005 was $11.1 million, compared to $7.3 million for the nine months ended September 30, 2004. The favorable performance year over year in cash is attributable to the higher operating income discussed under "Consolidated Results of Operations" and to improved working capital management, particularly a $9.0 million increase in cash from changes in current assets, as well as $2.4 million from the change in our due to affiliate compared with the corresponding period in the previous year. These favorable changes were partly offset by an unfavorable change in our current liabilities of $7.8 million compared to last year.

Investing activities. In the nine months ended September 30, 2005, the Company used $3.1 million for investing activities, compared to $2.7 million used in the same period of 2004. The increase in usage was caused by increased capital expenditures of $0.2 million plus the payment in 2005 of remaining acquisition costs for O Thompson, a New York-based elevator control company acquired during 2004. The 2005 payment was $0.5 million, compared to $0.3 million paid in 2004, an increase of $0.2 million.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of September 30, 2005, the Company had approximately $19.2 million of available funds under this Credit Agreement. The Company has verbally negotiated with its lender a one year extension of this Credit Agreement, originally due on December 18, 2005, however this negotiated extension has not been fully executed as of the date of this filing. The Company expects the extension to be executed prior to December 18, 2005.

The Company is in compliance with the provisions of its Indentures.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2005 the Company had variable rate debt outstanding of $7.1 million. A one-percentage point increase in interest rates would not have a material effect on the amount of annual interest paid. The Company does not believe that its market risk from financial instruments on September 30, 2005 would have a material effect on future operations or cash flow.

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


                                       KINETEK, INC.



                                  By: /s/ Daniel Drury
                                      ----------------------------------
                                      Daniel Drury
                                      Chief Financial Officer


     November 14, 2005

                                 EXHIBIT INDEX

 Exhibit
 Number                     Description

  31.1*      Certification of Thomas H. Quinn

  31.2*      Certification of Daniel D. Drury

  32.1*      Certification of Thomas H. Quinn pursuant to Section 1350

  32.2*      Certification of Daniel D. Drury pursuant to Section 1350