Form 10-K/A
period 2004-12-31
KINETEK INC
filed 2005-11-23
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K/A

______________

(AMENDMENT NO. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004                                     Commission File Number 333-19257

______________

KINETEK, INC.
(Exact name of registrant as specified in charter)

______________

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

The number of shares outstanding of Registrant’s Common Stock as of March 24, 2005:  10,000.

Explanatory Note

Kinetek, Inc. hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 originally filed with the Securities and Exchange Commission on March 24, 2005 (the “Original 10-K”) as set forth below and in the pages attached hereto:

        Item 15(3). Exhibits

        Signatures

Except for the amendments described above, this Amendment No. 2 to the Annual Report on Form 10-K/A does not modify or update other disclosures in, or exhibits to the Original 10-K

Part I

Item 1.      BUSINESS

The Company

Kinetek, Inc. (the “Company”) was incorporated in the State of Illinois on September 8, 1995 (The Company was incorporated as Motors and Gears, Inc., and changed its name to Kinetek, Inc. on January 8, 2001). On November 1, 1996, the Company effected a reincorporation merger whereby MK Group, Inc., an Illinois corporation, was merged with and into the Company, with the Company being the surviving entity. The Company is a direct, wholly-owned subsidiary of Motors and Gears Holdings, Inc., a Delaware corporation (“Parent”). The Parent is a majority owned subsidiary of Jordan Industries, Inc. (“JII”), a private holding company which owns and manages a widely diversified group of operating companies. The Company was organized by JII to acquire and operate companies in the motors, gears and motion control industries. The Company and its subsidiaries are included in JII’s consolidated financial statements.

        The Company’s principal executive offices are located at ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, Illinois 60015, and its telephone number is (847)945-5591.

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

Business Segment Information

The Company operates in two separate business segments; electric motors (“motors”) and electronic motion control systems (“controls”). See Note 12 to the Company’s consolidated financial statements for financial segment data.

Products

        The Company has established itself as a reliable niche manufacturer of high-quality, economical, custom electric motors, gearmotors, gears and electronic motion control systems used in a wide variety of applications including vending machines, refrigerator ice dispensers, commercial dishwashers, commercial floor care equipment, golf carts, lift trucks, and elevators. The Company’s products are custom designed to meet specific application requirements. Less than 5% of the Company’s products are sold as stock products.

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

Electric Motors

        Electric motors are devices that convert electric power into rotating mechanical energy. The amount of energy delivered is determined by the level of input power supplied to the electric motor and the size of the motor itself. An electric motor can be powered by alternating current (“AC”) or direct current (“DC”). AC power is generally supplied by power companies directly to homes, offices and industrial sites whereas DC power is supplied either through the use of batteries or by converting AC power to DC power. Both AC motors and DC motors can be used to power most applications; the determination is made through the consideration of power source availability, speed variability requirements, torque considerations, and noise constraints.

        The power output of electric motors is measured in horsepower. Motors are produced in power outputs that range from less than one horsepower up to thousands of horsepower.

        Subfractional Motors. The Company’s subfractional horsepower products are comprised of motors and gearmotors which power applications up to 30 watts (1/25 horsepower). These small, “fist-size” AC and DC motors are used in light duty applications such as snack and beverage vending machines, refrigerator ice dispensers and photocopy machines.

        Fractional/Integral Motors. The Company’s fractional/integral horsepower products are comprised of AC and DC motors and gearmotors having power ranges from 1/8 to 100 horsepower. Primary end markets for these motors include commercial floor care equipment, commercial dishwashers, commercial sewing machines, industrial ventilation equipment, golf carts, lift trucks and elevators.

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

        The Company’s precision gear and gearbox products are produced in sizes of up to 16 inches in diameter and in various customized configurations such as pump, bevel, worm and helical gears. Primary end markets for these products include original equipment manufacturers (“OEMs”) of motors, commercial floor care equipment, aerospace and food processing product equipment.

Electronic Motion Control Systems

        Electronic motion control systems are assemblies of electronic and electromechanical components that are configured in such a manner that the systems have the capability to control a range of elevators. The components utilized in an elevator control system are typically electric motor drives (electronic controls that vary the speed and torque characteristics of electric motors), programmable logic controls (“PLCs”), transformers, capacitors, switches and software to configure and control the system.

Acquisitions

        See Note 1 to the notes to consolidated financial statements in Item 8 for a description of acquisitions made during the three year period ended December 31, 2004.

Backlog

        The Company’s approximate backlog of unfilled orders at the dates specified was as follows:

Year Ended December 31,	Backlog (Dollars in thousands)

2004
Motors	$43,514
Controls	37,250
$80,764

2003
Motors	$42,002
Controls	37,884
$79,886

         The Company believes it will ship substantially its entire 2004 year-end backlog during 2005.

Marketing and Support Services

        The Company’s sales and marketing success is characterized by long-term customer relationships which are the result of continuity of management, outstanding delivery records, high-quality products, and competitive pricing. The Company utilizes a combination of direct sales personnel and manufacturers’ representatives to market the Company’s product lines. Generally, the inside sales organization is compensated through a fixed salary while the manufacturers’ representative organizations receive commission.

        National account managers serve large national original equipment manufacturers/OEM’s such as General Electric, Whirlpool and the Raymond Corporation. More than 95% of the Company’s sales are to OEM customers. However, the Company has a distribution program with three distributors in its subfractional horsepower product line to increase coverage and generate more revenue growth.

        The Company’s motion control systems business is served primarily through internal sales and marketing professionals as well as independent representatives. The Company continues to add sales talent to this product group in order to expand its presence into additional motion control markets.

        The Company’s advertising efforts consist of specific product literature which is printed and provided to customers as applications are developed. In addition, the Company attends various trade shows to market products and to stay abreast of industry trends. It also advertises in trade magazines on a periodic basis.

International Operations

        The Company currently operates seven manufacturing, research and development, distribution and warehousing facilities in Europe and one manufacturing facility in Mexico. In addition, the Company has an 80% ownership interest in a Chinese joint venture that was formed in April 2002. For financial information about geographic area, see Note 13 to the Company’s consolidated financial statements.

Employee and Labor Relations

        As of December 31, 2004, the Company employed 2,631 employees, of which 1,447 were non-union and 1,184 were represented by unions. The Company has experienced no work stoppages since inception. It considers its relations with its employees to be good.

Competition

        The electric motor and electronic motion control systems markets are highly fragmented with a multitude of manufacturing companies servicing numerous markets. Motor manufacturers range from small local producers serving a specific application or end user, to high volume manufacturers offering general-purpose “off the shelf” motors to a wide variety of end users. While there are numerous manufacturers of gears and gearboxes that service a wide variety of industries and applications, the Company competes in certain niche markets.

        The Company’s motion control systems business competes primarily within the automated conveyor system controls market and sells to conveyor manufacturers that serve the automotive manufacturing industry and the elevator modernization market. These niche markets consist of four to five major competitors.

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

Intellectual Property

        The Company’s patents and trademarks taken individually, and as a whole, are not critical to the ongoing success of its business. The proprietary nature of the Company’s products is attributable to the custom application designs for particular customers’ needs rather than attributable to proprietary patented or licensed technology.

Environmental Regulation

        The Company is subject to a variety of U.S. Federal, state, provincial, local and foreign governmental regulations related to the storage, use, emission, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future. Because of our efforts to monitor and maintain compliance and track changes in the laws and regulations, the Company does not currently anticipate any material adverse effect on its business, financial condition or results of operations as a result of compliance with U.S. Federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. However, some risk of environmental liability and other costs is inherent in the nature of the Company’s business. For example, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Company could be responsible for the necessary costs of responding to any current, or previously undiscovered, releases of hazardous substances at our facilities or from those to which we send wastes. In addition, any failure by the Company to obtain and maintain permits that may be required for manufacturing operations could subject the Company to suspension of its operations. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company’s results of operations and financial condition.

        Soils and groundwater contaminated by historic waste handling practices at the FIR property in Casalmaggiore, Italy is the subject of an investigation and remediation under the review of government authorities. In connection with the FIR Acquisition, the Company obtained indemnification from the former owners for this investigation and remediation.

Item 2.      PROPERTIES

        The Company’s headquarters are located in an approximately 37,400 square foot office space in Deerfield, Illinois that is provided by JII and for which we are allocated certain charges. (See Item 13 “Certain Relationships and Related Transactions”).

        The principal properties of the Company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 2004, are set forth in the table below:

Location	Use	Square Feet	Owned/ Leased	Lease Expiration

Des Plaines, IL	Design/ Administration	38,000	Leased	March 2007
Darlington, WI	Manufacturing	68,000	Leased	September 2005
Richland Center, WI	Manufacturing	45,000	Leased	September 2006
Des Plaines, IL	Administration/ Manufacturing	52,000	Leased	December 2008
San Luis Potosi, Mexico	Manufacturing	46,000	Leased	December 2009
Shunde, Guangdong, PRC	Manufacturing/ Administration	926,000	Owned
Akron, OH	Manufacturing	106,000	Leased	August 2005
Middleport, OH	Manufacturing	85,000	Owned
Alamagordo, NM	Manufacturing	40,200	Leased	February 2005
Grand Rapids, MI	Manufacturing/ Administration	45,000	Owned
Perry, OH	Research & Development	5,000	Leased	September 2005
Solon, OH	Manufacturing/ Administration	66,500	Leased	November 2008
Casalmaggiore, Italy	Administration/ Manufacturing	100,000	Owned
Varano, Italy	Manufacturing	30,000	Owned
Bedonia, Italy	Manufacturing	8,000	Leased	March 2005
Genova, Italy	Research & Development/ Manufacturing	33,000	Leased	July 2008
Reggio Emilia, Italy	Manufacturing/ Distribution	30,000	Leased	June 2011
Syracuse, NY	Manufacturing	18,500	Leased	January 2008
Eternoz, France	Manufacturing/ Administration	19,000	Leased	December 2011
Syracuse, NY	Manufacturing/ Administration	49,600	Owned
Putzbrunn, Germany	Warehouse	1,200	Leased	July 2005
Troy, MI	Manufacturing/ Administration	33,000	Leased	November 2005
Rancho Cordova, CA	Manufacturing/ Administration	108,300	Leased	March 2011
Glendale, NY	Manufacturing/ Administration	11,200	Leased	March 2005
New York, NY	Sales	600	Leased	May 2005

         The Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries. The Company does not believe that any single leased facility is material to its operations and that, if necessary, it could readily obtain a replacement facility.

Item 3.       LEGAL PROCEEDINGS

        The Company is not a party to any pending legal proceeding the resolution of which, the management of the Company believes, would have a material adverse effect on the Company’s results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2004.

PART II

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

        The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company’s common stock. At December 31, 2004, the Parent held all common stock of the Company.

        The Company has not declared or paid any cash dividends on its common stock since the Company’s formation in September 1995. The Indentures with respect to the 10 3/4% Senior Notes due 2006, the 5% Senior Secured Notes due 2007, and the 10% Senior Secured Notes due 2007 contain restrictions on the Company’s ability to declare or pay dividends on its common stock. The Indentures also prohibit the declaration or payment of any dividends or the making of any distribution by the Company or any Restricted Subsidiary (as defined in the Indentures).

Item 6.        SELECTED FINANCIAL DATA

        The following table presents selected financial information derived from the Company’s financial statements. Such amounts have been restated to reflect ED&C as a discontinued operation for all periods presented.

(Dollars in thousands)	Year Ended December 31,

	2004	2003	2002	2001	2000
Statement of Operations
Data: (1)
Net Sales	$313,867	$278,309	$274,818	$278,872	$307,656
Gross profit, excluding depreciation	101,625	96,130	99,135	102,632	116,239

Depreciation	5,487	6,721	6,577	6,023	6,055
Amortization	134	169	408	8,491	8,864
Operating income	34,153	30,048	38,347	37,226	52,168
Interest expense	35,592	34,876	35,231	32,173	33,175
Income tax expense (benefit)	6,991	5,721	11,575	4,666	9,435
Income (loss) from continuing operations(2)	(7,880)	(10,541)	(7,552)	746	9,465

Balance sheet data (at end of period): (1)
Working capital	65,781	70,503	62,260	66,895	35,904
Total assets	373,448	362,488	363,506	359,415	361,082
Long-term debt including current portion	317,068	307,626	309,115	304,905	308,801
Stockholder’s equity (net capital deficiency)	(25,236)	(15,530)	(14,957)	10,684	7,139

(1)           The Company has acquired a diversified group of operating companies over the five-year  period, which significantly affects the comparability of the information shown.

(2)           The Company’s operating income and loss from continuing operations for 2000 reflects a $14,636 write-down of goodwill relating to one of its businesses.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Overview

        The following discussion and analysis of the Company’s results of operations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this annual report.

Forward-Looking Statements

        This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statement regarding the Company in this document that are not historical in nature, particularly those that utilize terminology such as “may”, “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations about future events, which the Company has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the industry in which the Company operates, the dependence on senior management, maintaining sufficient working capital financing, competitive pressures, general economic conditions and a softening of consumer acceptance of the Company’s products leading to a decrease in anticipated revenue and gross profit margins.

Acquisitions

        Information regarding acquisitions made by the Company during the three year period ended December 31, 2004 is included in Note 1 to the notes to financial statements. The results of acquired operations are included in the Company’s consolidated results from the respective date of acquisition.

Consolidated Results of Operations

        The following financial information presents the consolidated results of operations of the Company for the years ended December 31, 2004, 2003 and 2002.

(Dollars in thousands)	Year Ended December 31,
	2004	2003	2002

Motors	$230,372	$201,654	$202,432
Controls	83,495	76,655	72,386
Net sales	$313,867	$278,309	$274,818

Motors	$68,609	$65,486	$68,801
Controls	33,016	30,644	30,334
Gross profit (excluding depreciation)	$101,625	$96,130	99,135

Motors	$35,858	$35,458	$39,496
Controls	10,571	8,686	10,660
Corporate Expenses	(12,276)	(14,096)	(11,809)
Operating income	$34,153	$30,048	38,347

Interest expense	35,592	34,876	35,231

Gross profit (excluding depreciation) (1)	32.4%	34.5%	36.1%
Operating margin (1)	10.9	10.8	14.0

(1)       All margins are calculated as a percentage of net sales.

Year ended December 31, 2004 compared to year ended December 31, 2003

Consolidated net sales increased $35.6 million, from $278.3 million in 2003 to $313.9 million in 2004, a gain of 12.8%. The increased sales were driven by the introduction of new products and net gains in market share, which contributed approximately $20.0 million, and improvements in the Company’s principal markets in North America and Europe, which account for approximately $8.4 million in increased sales. The continued revaluation of the Euro against the dollar during 2004 caused a $4.5 million improvement in sales due to the favorable translation impact on the Company’s European businesses. The acquisition of O. Thompson (see Note 1 to “Notes to Consolidated Financial Statements”) contributed $4.3 million in sales since the acquisition date. The net impact of increases and decreases in selling prices is estimated to reduce sales from the prior year by approximately $1.6 million, reflecting the competitive global market for the Company’s core products.

Sales in the Company’s Motors segment increased from $201.7 million in 2003 to $230.4 million in 2004, a gain of $28.7 million, or 14.2%. Subfractional motor sales increased $3.7 million on the strength of an improved market for products used in consumer refrigeration appliances, the partial year impact of a new ice crusher product sold to a major appliance manufacturer, and numerous share gains in smaller product categories. These gains were partly offset by the loss of “value-added subassembly” ice crusher products sold to several key refrigeration customers, for whom the Company continues to supply the ice crusher motor. Sales of fractional and integral motors increased $25.0 million on significant gains in market share and the sale of new products used in commercial floor care, and recovery in the markets for material handling and golf car motor products. The Company’s European markets remained difficult during 2004, with sales down 4.6% from 2003, due to general market conditions and the impact of net share losses. The European sales declines were more than offset by the aforementioned increase in sales due to favorable Euro translation. Sales of the Company’s products in China have benefited from that country’s overall market strength and from share gains in elevator motors as the Company expands its market presence geographically.

Sales in the Company’s Controls segment increased $6.8 million, to $83.5 million in 2004, an increase of 8.9% from $76.7 million in the prior year. The increase in sales was led by the inclusion of the partial year sales of O. Thompson (see Note 1 to “Notes to Consolidated Financial Statements”), which contributed $4.3 million in sales. Sales of elevator controls and accessory products increased $2.5 million, led by higher sales of the “I” family of control products, the SmarTraq door operator system, and other non-controller products.

Consolidated operating income increased to $34.2 million in 2004, an increase of $4.1 million, or 13.7%, from $30.0 million in 2003. Gross profit increased to $101.6 million (32.4% of net sales), from the prior year level of $96.1 million, (34.5% of net sales). The increase in gross profit is mainly attributable to the increases in sales described above. The impact of higher sales is partly offset by the unfavorable impact of net reductions in selling prices resulting from global market competition (approximately $1.6 million) and higher prices for purchased components and services, particularly steel, copper, zinc, aluminum, and freight. Gross margin as a percentage of sales declined in 2004 due to the impacts of net selling price reductions, purchase cost inflation, and the introduction of certain new products and share gains at competitive margins which are lower than the Company’s historical average. Selling, general, and administrative expenses (“SG&A”) increased from $56.3 million in 2003 to $58.7 million. SG&A increased modestly in line with the increases in sales, and from costs associated with the relocation of operations of the Grand Rapids, MI, Des Plaines, IL, and Oakwood Village, OH facilities. These increases were offset in part by a $1.3 million reduction of charges under the Transition Agreement (see Item 13 “Certain Relationships and Related Transactions”), and a one-time charge of $1.0 million in 2003 for excess medical claims incurred by the Company’s subsidiaries during 2001 and 2002.

Year ended December 31, 2003 compared to year ended December 31, 2002

Consolidated net sales increased $3.5 million or 1.3% from $274.8 million in 2002 to $278.3 million in 2003. The sales variance is primarily due to the impact of the stronger Euro on translation of European sales ($6.9 million increase) and the net impact of market share gains and losses ($10.6 million increase) resulting from the Company’s introduction of new products to the market. These gains were offset in part by the protracted sluggish economies in North America and Europe, which continued to depress revenues in most of the company’s key market segments, for a revenue decline of $11.3 million. Pricing pressure throughout the Company’s product lines resulted in a $2.7 million reduction in net sales.

Sales of the Company’s Motors segment declined to $201.7 million in 2003 from $202.4 million in 2002, a decline of 0.4%. Subfractional motor sales declined by 0.6% compared to 2003, as market driven declines concentrated in the vending and appliance product lines, plus the loss of “value-added subassembly” manufacturing for certain appliance customers, were nearly replaced by the introduction of new products and share gains in other markets, such as medical, restaurant, and commercial refrigeration. Sales of Fractional/Integral motor products declined 0.3% from 2002. The variance was driven by general economic softness in markets for motors used in commercial floor care, golf car, elevator, and other applications. These declines were almost offset by net gains from changes in market share and new product introductions in floor care and elevator markets, and the translation impact on European sales described above.

Sales of the Company’s Controls segment increased to $76.7 million in 2003, from $72.4 million in 2002, an increase of $4.3 million, or 5.9%. The increase is the result of recovery in the market for elevator control products and product line extensions in the elevator modernization market.

Consolidated operating income declined 21.6%, from $38.3 million in 2002 to $30.0 million in 2003. Gross profit decreased from $99.1 million in 2002 (36.1% of sales) to $96.1 million in 2003 (34.5% of sales). The decrease in gross profit is primarily due to the aforementioned price reduction and shifts in the mix of sales among the Company’s product lines, some of which result from the high level of new product introductions. Selling, general, and administrative expenses increased to $56.3 million in 2003 from $50.9 million in 2002. The increase is driven by increases in corporate overhead costs allocated to the Company as discussed under Note 10, “Related Party Transactions”, a one-time charge of $1.0 million in 2003 for excess medical insurance claims incurred by the Company’s subsidiaries during 2001 and 2002, and increased development and marketing costs for the company’s next-generation elevator control in anticipation of broad market introduction in 2004.

Liquidity and Capital Resources

        In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company’s working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under the Credit Agreement.

        Operating activities. Net cash used by operating activities for the year ended December 31, 2004 was $3.3 million, compared to $6.8 million used during the year ended December 31, 2003. The improvement in cash from operating activities is mainly a result of the Company’s higher operating performance discussed above, as well as improved working capital management, particularly from increased accounts payable. This was offset in part by increases in accounts receivable and inventories which were larger during 2004 than in 2003 as a result of the higher level of sales.

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

        On April 12, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of the Company, issued $15 million principal amount of 5% Senior Secured Notes and $11 million principal amount of 10% Senior Secured Notes for net proceeds of approximately $20.5 million. The net proceeds were used for the formation of Kinetek De Sheng and for the Company’s ongoing operations. The Company’s annual cash interest expense on the Secured Senior Notes, which are due May 1, 2007, is approximately $1.8 million. Interest on the Secured Senior Notes is payable semi-annually on May 1 and November 1 of each year.

        The Company’s annual cash interest expense on the 10¾% Senior Notes, which are due November 15, 2006, is approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.

        The Company’s Loan and Security Agreement (Credit Agreement), is in the form of a revolving credit facility and provides for borrowings of up to $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a rate of prime plus 1.35% (6.6% at December 31, 2004), subject to change based on the Company’s interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company’s interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $9.4 million of borrowing capacity under the Credit Agreement as of December 31, 2004. The Credit Agreement expires December 18, 2005. The Company intends to replace the credit facility made under the Credit Agreement in 2005. Management is confident such refinancing can be obtained under favorable terms to the Company, however, such terms will be subject to market conditions which may change significantly.

        The Company expects its principal sources of liquidity to be from its operating activities and funding from the Credit Agreement. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.

Foreign Currency Impact

        The functional currencies of the Company’s foreign operations are the respective local currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have resulted in gains from foreign currency translation (which are deferred and classified as a separate component of shareholder’s equity) of $4.0 million, $8.2 million and $5.9 million in 2004, 2003, and 2002, respectively. There can be no assurance that foreign currency fluctuations in the future will not have a significant adverse effect on the Company’s business, financial condition and results of operations.

Seasonality and Inflation

        The Company’s net sales typically show no significant seasonal variations.

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

Adoption of Accounting Principles

        In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs - An Amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included as overhead. SFAS 151 also requires that the allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. SFAS 151 must be applied prospectively beginning January 1, 2006. The Company is still determining the impact of SFAS No. 151.

Critical Accounting Policies and Estimates

        The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company’s discussion and analysis of financial condition and results from operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company’s to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, the Company evaluates the estimates that it has made. These estimates have been based upon historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect the more significant judgments and estimates the Company’s has used in the preparation of the consolidated financial statements.

Goodwill

        In accordance with SFAS No. 142, the Company discontinued recording goodwill amortization effective January 1, 2002. SFAS No. 142 prescribes a two-step process for impairment testing goodwill. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. If there is a decrease in product demand, market conditions or any condition that changes the assumptions used to measure fair value it could result in requiring material impairment charge in the future.

Investment in Affiliate

        The Company has made a strategic investment in the Preferred Units of JZ International, LLC, an affiliated company. See Note 11 to the consolidated financial statements for details of this investment. These debt securities are not publicly traded on any major exchange. The cost method of accounting is used to account for this investment. Each quarter, the Company evaluates the recoverability of this investment using information obtained from the management of this company. Based on the information obtained, the Company will record an impairment charge when it believes the investment has experienced a decline in value below its current carrying amount that is other than temporary. Future adverse changes in market conditions or poor operating results could result in losses and/or an inability to recover the carrying value of this investment that may not be reflected in the investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Income Taxes

        As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, The Company must establish a valuation allowance. Increases (decreases) in the valuation allowance are included as an increase (decrease) to the Company’s consolidated income tax provision (benefit) in the statement of operations.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2004 (in thousands):

	Payments by Period
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$ 316,453	$ 20,636	$ 272,827	$ 22,990	-	-	-
Interest on Long-term Debt	89,379	31,246	30,898	27,235	-	-	-
Capital leases	615	323	194	98	-	-	-
Operating leases	13,868	3,075	2,540	2,320	2,273	1,751	1,909
Total	$ 420,315	$ 55,280	$ 306,459	$ 52,643	$ 2,273	$ 1,757	$ 1,909

Item 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company’s debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2004 the Company had no variable rate debt outstanding.

        The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder’s equity.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The Board of Directors and Shareholder
Kinetek, Inc.

We have audited the accompanying consolidated balance sheets of Kinetek, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholder’s equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 13 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

ERNST & YOUNG LLP

Chicago, Illinois
March 18, 2005

KINETEK, INC.
CONSOLIDATED BALANCE SHEETS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

	December 31,
		Restated
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$10,863	$6,959
Accounts receivable, net of allowance of $4,110 and $4,579 at December 31, 2004 and 2003, respectively	62,379	54,897
Inventories	53,658	45,924
Prepaid expenses and other current assets	4,373	4,483
Taxes receivable	3,631	5,637
Assets from discontinued operation	2,024	7,482
Total current assets	136,928	125,382

Property, plant and equipment, net	29,753	30,474
Goodwill, net	181,141	180,361
Deferred financing costs, net	4,646	7,293
Due from affiliated company	7,743	5,827
Investment in affiliate	12,344	12,344
Other non-current assets	893	807
Total assets	$373,448	$362,488

LIABILITIES AND SHAREHOLDER’S EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$33,262	$25,784
Accrued interest payable	4,109	4,104
Accrued expenses and other current liabilities	12,269	12,951
Current portion of long term debt	20,959	10,783
Liabilities from discontinued operation	548	1,257
Total current liabilities	71,147	54,879

Long term debt	296,109	296,843
Deferred income taxes	25,801	20,552
Other non-current liabilities	5,627	5,744

Shareholder’s equity (net capital deficiency):
Common stock, $1 par value, 10,000 shares authorized, issued and outstanding	10	10
Additional paid-in capital	49,996	49,996
Accumulated deficit	(80,238)	(66,502)
Accumulated other comprehensive income	4,996	966
Total shareholder’s equity (net capital deficiency)	(25,236)	(15,530)

Total liabilities and shareholder’s equity (net capital deficiency)	$373,448	$362,488

 See accompanying notes to consolidated financial statements.

KINETEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

	Year Ended December 31,
		Restated	Restated
	2004	2003	2002

Net sales	$313,867	$278,309	$274,818
Cost of sales, excluding depreciation	212,242	182,179	175,683
Selling, general and administrative expenses, excluding depreciation	58,658	56,276	50,949
Depreciation	5,487	6,721	6,577
Amortization of goodwill and other intangibles	134	169	408
Management fees and other	3,193	2,916	2,854
Operating income	34,153	30,048	38,347

Other (income) / expense:
Interest expense	35,592	34,876	35,231
Interest income	(169)	(140)	(367)
Miscellaneous, net	(381)	132	(540)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(889)	(4,820)	4,023
Income tax provision	6,991	5,721	11,575

Loss from continuing operations before cumulative effect of accounting change	$(7,880)	$(10,541)	$ (7,552)

Income (loss) from discontinued operations, net of tax	(5,856)	1,787	(1,986)
Cumulative effect of change in accounting principle	-	-	(21,992)

Net loss	$ (13,736)	$ (8,754)	$(31,530)

See accompanying notes to consolidated financial statements.

KINETEK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S
(Net Capital Deficiency)
(ALL DOLLAR AMOUNTS IN THOUSANDS)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholder’s Equity (net capital

Balance at December 31, 2001	10,000	$ 10	$ 49,996	$ (13,104)	$ (26,218)	$ 10,684
Foreign currency Translation adjustments	-	-	-	5,889	-	5,889
Net loss (Restated)	-	-	-	-	(31,530)	(31,530)
Comprehensive loss (Restated)	-	-	-	-	-	(25,641

Balance at December 31, 2002 (Restated)	10,000	10	49,996	(7,215)	$ (57,748)	$ (14,957)
Foreign currency Translation adjustments	-	-	-	8,181	-	8,181
Net loss (Restated)	-	-		-	(8,754)	(8,754)
Comprehensive loss (Restated)	-	-	-	-	-	(573)

Balance at December 31, 2003 (Restated)	10,000	10	49,996	966	$ (66,502)	$ (15,530)
Foreign currency Translation adjustments	-	-	-	4,030	-	4,030
Net loss	-	-	-	-	(13,7361)	(13,7361)
Comprehensive loss	-	-	-	-	-	(9,706)

Balance at December 31, 2004	10,000	$ 10	$ 49,996	$ 4,996	$ (80,238)	$ (25,236)

See Accompany notes to consolidated financial statements

                KINETEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

	Year Ended December 31,
		Restated	Restated
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(13,736)	$(8,754)	$(31,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	-	-	21,992
Depreciation and amortization	8,700	9,843	10,115
Deferred income taxes	5,249	4,366	13,319

Changes in operating assets and liabilities (net of effects from acquisitions):
Accounts receivable	(7,482)	(3,121)	15
Inventories	(5,495)	(4,626)	(712)
Prepaid expenses and other current assets	2,128	(1,405)	(785)
Accounts payable	6,518	353	81
Accrued expenses and other current liabilities	(1,687)	1,069	1,666
Net change in assets and liabilities from discontinued operation	4,749	(5,181)	(642)
Non-current assets and liabilities	(346)	698	12
Due from affiliated company	(1,916)	(84)	(373)
Net cash provided by (used in) operating activities	(3,318)	(6,842)	13,158

Cash flows from investing activities:
Capital expenditures, net	(3,998)	(4,033)	(4,647)
Acquisition of subsidiaries, net of cash acquired	(372)	-	(8,611)
Additional purchase price for acquisition	-	-	(100)
Net cash used in investing activities	(4,370)	(4,033)	(13,358)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit Facility, net	12,244	-	(24,834)
Repayment of long-term debt	(10,818)	(2,811)	(2,972)
Proceeds from issuance of long term debt	7,505	874	23,927
Payment of deferred financing fees	-	-	(1,817)
Net cash provided by (used in) financing activities	8,931	(1,937)	(5,696)

Effect of exchange rate changes on cash	2,661	5,329	2,948

Net increase (decrease) in cash and cash equivalents	3,904	(7,483)	(2,948)

Cash and cash equivalents at beginning of year	6,959	14,442	17,390
Cash and cash equivalents at end of year	$ 10,863	$ 6,959	$14,442

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$31,871	$32,023	$31,386
Income taxes	1,081	2,837	2,540
Non cash investing and financing activities:
Capital leases	-	142	332

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

On April 11, 2002, the Company formed a cooperative joint venture with Shunde De Sheng Electric Motor Group Co., Ltd. (“De Sheng Group”), which is named Kinetek De Sheng (Shunde) Motor Co., Ltd. (the “JV”). The Company initially contributed approximately $8.0 million for 80% ownership of the JV, with an option to purchase the remaining 20% in the future. The JV acquired all of the net assets of Shunde De Sheng Electric Motor Co., Ltd. (“De Sheng”), a subsidiary of De Sheng Group. This acquisition has been accounted for using the purchase method of accounting. The JV also assumed approximately $7.2 million of outstanding debt.

On September 21, 2004, the Company acquired substantially all of the net assets of O. Thompson, a New York City-based elevator control company. The total acquisition cost was $887 of which $372 was paid in cash during the third and fourth quarters of 2004. The remaining $515 of deferred acquisition costs are a component of other current liabilities at December 31, 2004 and should be settled during the first quarter of 2005. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business have been included in the consolidated operating results of Kinetek since September 1, 2004, the effective date of the acquisition. The operating results of O. Thompson are included with those of Kinetek’s wholly-owned subsidiary, Motion Control Engineering, within the “Controls” segment.

2.        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company’s year-end and interim periods to ensure the timely preparation of the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the prior years financial statements have been reclassified to conform to the 2004 presentation.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an initial maturity of three months or less at the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Uncollectible receivables are charged against the allowance for doubtful accounts when approved by operating company management after all collection efforts have been exhausted.

Inventories

Inventories are stated at the lower of cost or market. Inventories, which are valued at either average or first-in, first-out (FIFO) cost, accounted for approximately 78% and 73% of the Company’s inventories at December 31, 2004 and 2003, respectively. All other inventories are valued using last-in, first-out (LIFO) cost, which approximated current cost at December 31, 2004 and 2003.

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

Foreign Currency Translation

The functional currencies of the Company’s foreign operations are the local currencies. Accordingly, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from translation are classified as a component of other comprehensive income.

Goodwill and Other Long-Lived Assets

Through 2001, goodwill was amortized using the straight-line method over a period of 30 to 40 years. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests. See Note 13 for additional details.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The operating results of the Company and its subsidiaries are included in the consolidated federal income tax return of JII. In addition, the Company and its subsidiaries are party to a tax-sharing agreement with JII. The Company’s income tax provision (benefit) has been calculated as if the Company would have filed a separate federal income tax return, except that the Company’s net operating losses are eliminated if absorbed in the JII consolidated federal income tax return.

Revenue Recognition

The Company’s revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Financial Instruments

The Company’s financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Senior Secured Notes, the Subordinated Notes, and the revolving credit facility. Other than the Senior Notes (see Note 8), the fair values of the Company’s financial instruments are not materially different from their carrying values at December 31, 2004 and 2003.

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

The Company closely monitors the credit quality of its customers and maintains allowances for potential credit losses which, historically, have not been significant and have been within the range of management’s expectations. The Company generally does not require collateral or other security on trade receivables.

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (ARB) No. 51” This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company is required to apply FIN 46 by March 31, 2005, for entities which were created before February 1, 2003. The adoption of FIN 46 was immediate for variable interest entities created after January 31, 2003. The Company has not created any significant variable interest entities since January 31, 2003. The Company is evaluating its interests in entities created before February 1, 2003 to determine if FIN 46 applies.

3.       Inventories
          Inventories consist of the following:

	December 31,
	2004	2003

Raw materials	$30,509	$27,847
Work in process	11,507	10,325
Finished goods	11,642	7,752
	$53,658	$45,924

4.        Property, Plant, and Equipment
           Property, plant, and equipment consist of the following:

	December 31,
	2004	2003

Land, buildings and leasehold improvements	$21,735	$21,027
Machinery and equipment	40,840	37,482
Furniture and fixtures	14,094	14,338
Other (vehicles, dies and tooling)	7,603	7,418
	84,272	80,265

Less: Accumulated depreciation and amortization	(54,519)	(49,791)

	$ 29,753	$30,474

5.        Short Term Notes Payable

FIR Group Holdings Italia and its subsidiaries, have a number of short-term borrowing facilities available from various banks. The total amount available under these facilities is approximately $9,136 at an average interest rate of 7.25% for the year ending December 31, 2004. There were no outstanding borrowings under these arrangements at December 31, 2004 and 2003. A portion of these facilities are secured by FIR’s assets and a portion are in the form of overdraft coverage.

6.        Discontinued Operation and Restatement of Financial Statements

During 2004, the Company undertook a plan to sell Electrical Design and Control (“ED&C”), a wholly-owned subsidiary. As a part of the Company’s analysis of the realizable value of the assets recorded in the books and records of ED&C, an exhaustive analysis of all open projects was performed. During that analysis, it came to our attention that certain revenues had been erroneously recorded in prior years as a result of errors in ED&C’s percentage of completion calculations on certain projects. The Company’s results for 2003 and 2002 have been restated to reflect ED&C as discontinued operations in all periods presented, as well as to correct for the impact of errors discussed above. The portion of the restatement due to the errors mentioned above was additional charges of $3,408 and $1,751 in 2003 and 2002, respectively. Had the above amounts been recorded in the proper periods, no default of the Company’s debt covenants would have occurred. The Company currently has no other subsidiaries using the percentage of completion accounting method and believes that the risk of future errors of this type is minimal. For this reason, the Company believes that the above restatements are sufficient to properly state certain previously issued financial statements and that this restatement has no material impact on the results of the continuing operations of the Company.

Summarized selected financial information for the discontinued operation as restated is as follows:

	2004	2003	2002
Revenues	$ 4,640	$ 6,358	$ 6,097

Loss from discontinued operations	(5,856)	1,787	(1,986)

The major classes of assets and liabilities of the discontinued operation is as follows:

	2004	2003
Current assets	$ 1,978	$ 7,113
Property, plant and equipment	14	337
Other long term assets	32	32
Total assets	2,024	7,482
Current liabilities	548	1,257
Net assets of discontinued operations	$ 1,476	$ 6,225

7.        Income Taxes

Income from continuing operations before income taxes and cumulative effect of accounting change was comprised of the following:

	Year Ended December 31,
	2004	2003	2002

Domestic	$ (3,447)	$(6,637)	$ 178
Foreign	2,558	1,817	3,845

	$ (889)	$(4,820)	$4,023

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2004	2003	2002

Current:
Federal	$ -	$ -	$8,234
State	610	644	535
Foreign	1,148	593	(2,576)

Total current	1,758	1,237	6,193

Deferred:
Federal	3,085	3,151	4,018
State	927	867	686
Foreign	1,221	466	678

Total deferred	5,233	4,484	5,382

Income tax provision	$6,991	$5,721	$11,575

The provision (benefit) for income taxes differs from the amount of income tax provision (benefit) computed by applying the U.S. federal income tax rate to income before income taxes and cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:

	Year Ended December 31,
	2004	2003	2002

Computed statutory tax provision	$ (311)	$(1,687)	$1,408
Increase/(decrease) resulting from:
State and local taxes, net of federal benefit	999	1,006	820
Differential in foreign tax rates and tax credits	49	(481)	(3,886)
Change in valuation allowance	4,772	5,589	14,325
Amortization of goodwill	3,410	3,414	3,366
Other	(1,928)	(2,120)	(4,458)

Income tax provision	$ 6,991	$ 5,721	$11,575

 Deferred tax liabilities and assets are comprised of the following:

	December 31,
	2004	2003
Deferred tax liabilities:
Goodwill	$ (22,064)	$(18,036)
Foreign deferred taxes	(3,737)	(2,516)

Total deferred tax liabilities	(25,801)	(20,552)

Deferred tax assets:
Net operating losses	14,584	9,512
Property, plant and equipment	3.925	4,241
Intangibles other than goodwill	3,212	3,685
Vacation accrual	531	605
Employee benefits	848	244
Uniform capitalization	506	517
Allowance for doubtful accounts	707	914
Inventory obsolescence reserve	450	486
Warranty reserve	627	522
Other	1,520	1.421

Total deferred tax assets	26,919	22,147
Valuation allowance	(26,919)	(22,147
Net deferred tax liabilities	$ (25,801)	$ (20,552)

As of December 31, 2004 there was $18,856 of accumulated unremitted earnings from the Company’s foreign subsidiaries on which deferred taxes have not been provided as undistributed earnings on foreign subsidiaries are considered to be indefinitely reinvested.

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

As previously noted, the Company and its domestic subsidiaries (Kinetek Group) join in the annual filing of a U.S. federal consolidated income tax return with their ultimate parent company, Jordan Industries, Inc. (Parent). During 2004, Parent realized $88.4 million of cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. However, the Internal Revenue Code provides exceptions to the recognition of certain types of cancellation of indebtedness income for U.S. federal income tax purposes. These exceptions generally will require the Parent and possibly certain subsidiaries including members of the Kinetek Group to reduce various specified tax attributes on January 1, 2005 to be determined by the Parent. Through some combination of these exceptions, net operating loss carryforwards and other future tax benefits of Kinetek may be reduced. The Parent’s consolidated return group which includes the Kinetek Group does not expect to incur any material tax liability as a result of realizing this cancellation of indebtedness.

8.      Long-Term Debt
         Long-term debt consists of the following:

	December 31,
	2004	2003
10.75% Senior Notes, including $1,327 and $1,925 of unamortized premium at December 31, 2004 and 2003, respectively (A)	$271,326	$271,925
Revolving Credit Facility (B)	12,244	-
Subordinated Notes Payable (C)	1,500	1,500
Capital leases (D)	615	1,297
5.0% Secured Senior Notes, including $2,358 and $3,173 of unamortized discount at December 31, 2004 and 2003, respectively (E)	12,642	11,827
10.0% Secured Senior Notes, including $652 and $876 of unamortized discount at December 31, 2004 and 2003, respectively (E)	10,348	10,124
Bank loans of foreign subsidiary (F)	7,506	9,459
Loan payable to JV partner (G)	887	1,494
	317,068	307,626
Current Portion	(20,959)	(10,783)
	$296,109	$296,843

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

(B)           The Company’s Loan and Security Agreement (Credit Agreement), expiring December 18, 2005, is in the form of a revolving credit facility and provides for borrowings of up to $35,000 to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a rate of prime plus 1.35% (6.6% at December 31, 2004), subject to change based on the Company’s interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company’s interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $9,358 of borrowing capacity under the Credit Agreement as of December 31, 2004.

                The Credit Agreement contains covenants which, among other things, provide for a minimum level of interest coverage, as defined, and limit the Company’s ability to incur additional indebtedness, create liens, make restricted payments, engage in affiliate transactions or mergers and consolidations, and make asset sales.

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

(D)          Interest rates on capital leases range from 6.4% to 7.6% and mature in installments through 2007.

                The future minimum lease payments as of December 31, 2004 under capital leases consist of the following:

2005	$ 361
2006	220
2007	108
2008	-
2009	-
Total	689
Less amount representing interest	(74)
Present value of future minimum lease payments	$615

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

(F)           One of the Company’s foreign subsidiaries has bank loans of $7,506 and $9,459 as of December 31, 2004 and 2003, respectively. Interest rates on these loans range from 4.8% to 5.8% and mature in 2005. The Company plans to renew these loans as they mature.

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
$317,068

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
$13,868

 Total rent expense was $3,305, $3,041 and $3,365 for the years ended December 31, 2004, 2003 and 2002, respectively.

10.      Benefit Plans

Certain of the Company’s subsidiaries participate in the JII 401(k) Savings Plan (the “Plan”), a defined contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,068, $1,324 and $1,505 for the years ended December 31, 2004, 2003 and 2002, respectively.

FIR provides for a severance liability for all employees at 8.3% of each respective employee’s annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the Company and approximated $3,358 and $3,380 at December 31, 2004 and 2003, respectively, which is included in other non-current liabilities in the Company’s balance sheets.

11.      Related Party Transactions

Services Agreements. The Company and each of its subsidiaries are subject to the following four agreements and arrangements with JII:

First, the Company and each of its subsidiaries are parties to a transaction advisory agreement (the “Subsidiary Advisory Agreement”) with JII, pursuant to which the Company and its subsidiaries are charged by JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $73, $0 and $514 in 2004, 2003, and 2002, respectively); (ii) financial advisory fees of up to 1.0% of debt, equity, or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $0, $0 and $260 in 2004, 2003 and 2002, respectively); and (iii) reimbursement for JII’s out-of-pocket costs in connection with providing such services (which were $0 in 2004, 2003 and 2002). Mssrs. Jordan, Quinn,  Boucher and Zalaznick, directors of Parent, are directors and shareholders of JII.

Second, the Company and each of its subsidiaries is party to a management consulting agreement (the “Subsidiary Consulting Agreement”) with JII, pursuant to which the Company and its subsidiaries pay JII annual consulting fees of the greater of (i) 3.0% of the Company’s net income before interest, tax, depreciation and amortization and other non-cash charges, or (ii) 1.0% of the Company’s net sales for such services and are required to reimburse JII for its out-of-pocket costs related to its services. Pursuant to the Subsidiary Consulting Agreement, JII (but not JII’s affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $3,193, $2,916 and $2,854 for the years ended December 31, 2004, 2003 and 2002, respectively, which are reflected as Management Fees and Other in the Consolidated Statement of Operations.

Third, the Company and each of its subsidiaries are parties to a services agreement (the “JI Properties Services Agreement”) with JI Properties, Inc. (“JI Properties”), a subsidiary of JII, pursuant to which JI Properties provides certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company is charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to JII and its other subsidiaries.

Fourth, the Company and JII are parties to a transition agreement (the “Transition Agreement”) pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the operations of the Company. Also, JII allocates its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, based on the respective revenues and usage of corporate overhead by JII and its subsidiaries. The Company reimburses JII for services provided pursuant to the Transition Agreement on an allocated cost basis.

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

Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the “Tax Sharing Agreement”) between JII and each of its consolidated subsidiaries for U.S. federal income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries owes to JII an amount determined by reference to each entity’s separate return tax liability as defined in Treasury Regulation §1.1552-1(a) (2) (ii). For the years ended December 31, 2004 and 2003, income tax payments made by the Company to JII under the Tax Sharing Agreement were $0 and $0, respectively.

Related Party Leases. The Company leases certain plants, warehouses, and offices under leases with affiliated entities. Rent expense, including real estate taxes attributable to these leases, amounted to $1,614, $1,653 and $1,822 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rental payments required under these leases are as follows:

2005	$ 1,701
2006	1,553
2007	1,173
2008	1,135
2009	1,135
Thereafter	$ 1,419

Investment in Affiliate. The Company has a $12,344 investment in the Class A and Class B Preferred Units of JZ International, LLC. These debt securities are not publicly traded and do not have a determinable fair value. The cost method of accounting is used to account for this investment. The Preferred Units have a cumulative 5% annual return. The Class A Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2017, whereas the Class B Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2018. Each quarter, we evaluate the recoverability of this investment using information obtained from the management of this company. Based on the information obtained, we will record an impairment charge when we believe the investment has experienced a decline in value below its current carrying amount that is other than temporary. JZ International’s Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company’s and/or Parent’s directors and stockholders. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

Legal Fees. An individual who is a shareholder, General Counsel and Assistant Secretary of the Parent is also a partner in a law firm used by the Company. The firm was paid $174, $277 and $490 in fees and expenses during the years ended December 31, 2004, 2003 and 2002, respectively. The rates charged to the Company were at arms-length.

Due from Affiliate. The Company has a net receivable from JII of $7,743 and $5,827 at December 31, 2004 and 2003, respectively, that are reflected in the consolidated balance sheets as “due from affiliated company”.

12.      Additional Purchase Price Arrangements

Kinetek has a contingent purchase price agreement relating to its acquisition of Motion Control Engineering on December 18, 1997. The terms of this agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the sellers’ option during a five year period that began in 2003. When exercised, the additional consideration will be based on Motion Control Engineering’s operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid out in cash over a three or four-year period, in annual installments according to a schedule, which is included in the agreement. Additional consideration, if any, will be recorded as an addition to goodwill.

13.      Segment Data

Description of Segments

The Company operates in two separate business segments; electric motors (“Motors”) and electronic motion control systems (“Controls”). The Motors segment consists of subfractional motors, fractional/integral motors, and gears and gearboxes. The Controls segment consists of motion control systems.

The Company’s subfractional horsepower products are comprised of motors and gearmotors which power applications up to 30 watts (1/25 horsepower). These small, “fist-size” AC and DC motors are used in light duty applications such as snack and beverage vending machines, refrigerator ice dispensers and photocopy machines.

The Company’s fractional/integral horsepower products are comprised of AC and DC motors and gearmotors having power ranges from 1/8 to 300 horsepower. Primary end markets for these motors include commercial floor care equipment, commercial dishwashers, commercial sewing machines, industrial ventilation equipment, golf carts, lift trucks and elevators.

The Company’s precision gear and gearbox products are produced in sizes of up to 16 inches in diameter and in various customized configurations such as pump, bevel, worm and helical gears. Primary end markets for these products include original equipment manufacturers (“OEMs”) of motors, commercial floor care equipment, aerospace and food processing product equipment.

The Company’s motion control systems are used primarily in the elevator modernization market. The systems typically control several components such as electric motors, hydraulic or pneumatic valves, actuators and switches that are required for the elevator systems to function properly.

Measurement of Segment Operating Income and Segment Assets

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies”. No single customer accounts for 10% or more of consolidated net sales. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, due from affiliate, investment in affiliate and deferred financing fees.

Factors Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Summary financial information by business segment is as follows:

	Year Ended December 31,
	2004	2003	2002
Net Sales
Motors	$ 230,372	$ 201,654	$ 202,432
Controls	83,495	76,655	72,386
	$ 313,867	$ 278,309	$ 274,818

Operating Income and Income before Income Tax
Motors	$ 35,858	$ 35,458	$ 39,496
Controls	10,571	8,686	10,660
Corporate Expenses (1)	(12,276)	(14,096)	(11,809)
Total Operating Income	34,153	30,048	38,347
Interest Expense	(35,592)	(34,876)	(35,231)
Interest Income	169	140	367
Miscellaneous, net	381	(132)	540
Income (loss) before Income Tax	$ (889)	$ (4,820)	$ 4,023

Identifiable Assets
Motors	$ 275,335	$ 263,411	$ 263,369
Controls	67,441	65,675	63,067
Corporate	28,648	22,651	29,237
	$ 371,424	$ 351,737	$ 355,673

Capital Expenditures
Motors	$ 3,516	$ 3,240	$ 3,893
Controls	482	793	748
	$ 3,998	$ 4,033	$ 4,647

Depreciation
Motors	$ 4,281	$ 5,235	$ 5,055
Controls	1,206	1,486	1,522
	$ 5,487	$ 6,721	$ 6,577

Amortization of Intangibles
Motors	$ 134	$ 169	$ 215
Controls	-	-	193
	$ 134	$ 169	$ 408

(1) Fees paid to JII under the Services Agreements (note 11) are included in corporate expenses.

Summary financial information by geographic area is as follows:

	Year Ended December 31,
	2004	2003	2002
Net sales to unaffiliated customers
North America	$246,865	$229,011	$227,669
Europe	50,982	42,138	40,288
Asia	16,020	7,160	6,861
	$313,867	$278,309	$274,818

Identifiable long-lived assets (including intangible assets)
North America	$193,021	$193,589	$195,262
Europe	15,500	14,497	12,230
Asia	15,610	15,900	16,358
	$224,131	$223,986	$223,850

14. Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

The Company completed the transitional impairment review of its reporting units during 2002 and recorded a non-cash charge of $21,992 with no tax benefit. This charge has been recorded as a cumulative effect of a change in accounting principle.

The impaired goodwill was in the Motors segment and relates to the reporting units for FIR Electromeccanica and the L’Europea product line. The impairment is primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance to the fair value approach stipulated in SFAS No. 142. Various external factors negatively impacted the value of the FIR and L’Europea acquisitions.

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

The changes in the carrying amount of goodwill for the year ended December 31, 2004 were as follows:

	Motors	Controls	Consolidated

Balance as of January 1, 2003	$143,199	$ 35,870	$179,069
Impact of foreign exchange fluctuations	1,229	-	1,229
Purchase Price Adjustments	63	-	63
Balance as of January 1, 2004	$144,491	$ 35,870	$180,361

Impact of foreign exchange fluctuations	780	-	780
Balance at December 31, 2004	$145,271	$ 35,870	$181,141

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

17. Warranties

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the year are as follows:

	2004	2003
Balance, beginning of year	$ 1,615	$ 1,056
Warranties issued	572	807
Settlements	(253)	(248)
Balance, end of year	$ 1,934	$ 1,615

18. Research and Development Costs

The Company incurred $4,542, $4,084 and $3,689 of research and development costs during 2004, 2003 and 2002, respectively.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.         CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, we, with the participation of our chairman and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on such evaluation, our chairman and our chief financial officer have concluded that our disclosure controls and procedures were effective.

Since December 31, 2004, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         OTHER INFORMATION

None.

Part III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the names and ages of the Company’s directors, executive officers (and those of our Parent) and other key employees and the positions they hold as of the date of this annual report:

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

Mr. Quinn has served as Chairman of the Company since its inception and President from November 15, 2002 through November 2004. Since 1988, Mr. Quinn is also President, Chief Operating Officer and a director of JII. From November 1985 to December 1987, Mr. Quinn was a Group Vice President for Baxter International, Inc. (“Baxter”). From September 1970 through 1985, Mr. Quinn was employed by American Hospital Supply Corporation (“American Hospital”) in a variety of management capacities, where he was a Group Vice President of the Hospital Group and a corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also Chairman and a member of the board of directors of a number of privately held companies. He is also a senior principal of The Jordan Company.

Mr. Bays was appointed President and Chief Operating Officer of Kinetek, Inc. in November 2004. As President, Mr. Bays succeeds Thomas H. Quinn, who will continue to be the Company’s Chief Executive Officer and a Director. Chief Operating Officer is a newly created post. Since April 1997, Mr. Bays has been President of the Company’s Imperial Electric subsidiary, and in January 2003 he was appointed President of the Company’s Fractional/Integral Products Group, which is comprised of Imperial Electric, Euclid Universal, Gear Research, Advanced DC Motors, FIR Group, and Kinetek De Sheng. Before joining the Company, Mr. Bays held several senior management positions in General Electric’s motor and control business from 1991 to 1997. Prior to that, Mr. Bays held senior management positions in Bomar Aerospace, Inc.

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

Board of Directors

Liability Limitation. The Certificate of Incorporation provides that a director of the Company shall not be personally liable to it or its stockholders for monetary damages to the fullest extent permitted by Delaware Corporation Law. In accordance with Delaware Corporation Law, the Certificate of Incorporation does not eliminate or limit the liability of a director for acts or omissions that involve intentional misconduct by a director or a knowing violation of law by a director for voting or assenting to an unlawful distribution, or for any transaction from which the director will personally receive a benefit in money, property, or services to which the director is not legally entitled. Delaware Corporation Law does not affect the availability of equitable remedies such as an injunction or rescission based upon a director’s breach of his duty of care. Any amendment to these provisions of the Delaware Corporation Law will automatically be incorporated by reference into the Certificate of Incorporation and the Bylaws, without any vote on the part of its stockholders, unless otherwise required.

Indemnification Agreements. The Company and each of its directors and certain executive officers have entered into indemnification agreements. The indemnification agreements provide that the Company will indemnify the directors against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of the Company, or serving at the request of the Company in any other capacity for or on behalf of the Company; provided that (i) such director acted in good faith and in a manner not opposed to the best interest of the Company, (ii) with respect to any criminal proceedings had no reasonable cause to believe his or her conduct was unlawful, (iii) such director is not finally adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, unless the court views in light of the circumstances the director is nevertheless entitled to indemnification, and (iv) the indemnification does not relate to any liability arising under Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the rules or regulations promulgated thereunder. With respect to any action brought by or in the right of the Company, directors are also indemnified to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction, against expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the Company.

Code of Ethics.     The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, and other senior financial personnel. A copy of the Code is available on the Company’s website at www.kinetekinc.com. The company will disclose any amendments or waivers of the Code of Ethics on the same website.

Audit Committee. The Company is not a “listed company” under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee and does not have an audit committee financial expert. The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Item 11.         EXECUTIVE COMPENSATION

Directors’ Compensation

Directors of the Parent receive $20,000 per year for serving as a director of the Company. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Executive Compensation

The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 2004 to those persons who were, (i) the Company’s chief executive officer and (ii) the Company’s most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 during such period.

		Annual Compensation			Long Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	LTIP Payouts

Thomas H. Quinn (2) Chairman of the Board and Chief Executive Officer	2004	$ -	$ -	$ -	$ -
	2003	$ -	$ -	$ -	$ -
	2002	$ -	$ -	$ -	$ -

D. Randall Bays President and Chief Operating Officer	2004	$ 342,019	$ 100,000	$ -	$ 125,000

Daniel D. Drury Chief Financial Officer	2004	$ 205,833	$ 55,000	$ -	$ -
	2003	$ 180,000	$ -	$ -	$ -
	2002	$ 162,500	$ 50,000	$ -	$ -

(1)

For the periods indicated, no executive officer named in the table received any Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of Annual Salary and Bonus reported for him in the two preceding columns.

(2)	Does not reflect compensation paid to Mr. Quinn by JII.

The Company does not maintain a stock option or stock purchase plan and has not awarded any of its employee’s individual stock option grants.

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

	Amount of Beneficial Ownership (1)
	Number of Shares	Percentage Owned
Executive Officers and Directors:
John W. Jordan II (2) (3) (4) (5)	7,136.8809	7.2
David W. Zalaznick (2) (4) (6)	3,531.2473	3.5
Jonathan F. Boucher (2)	1,116.5587	1.1
Thomas H. Quinn (2)	1,799.7294	1.8
D. Randall Bays	0.0000	0.0
Daniel D. Drury	0.0000	0.0
All directors and executive officers as a Group (10 persons)	13,584,4163	13.6

Other Principal Stockholders:
Jordan Industries, Inc (7)	80,000.0000	80.2
Leucadia Investors, Inc.	2,019.7802	2.0
JII Partners (8)	1,500.0000	1.5

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
(3)

Includes 0.1650 shares of Class B common stock held personally and 7,136.7159 shares of Class B common stock held by the John W. Jordan II Revocable Trust. Does not include 51.025 shares of Class B common stock held by Daly Jordan O’Brien, a sister of Mr. Jordan. 51.025 shares of Class B common stock held by Elizabeth O’Brien Jordan, also a sister of Mr. Jordan or 51.025 shares of Class B common stock held by George C. Jordan, Jr., the brother of Mr. Jordan.

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

46

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

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)

Service Agreements. The Company, our parent, and substantially all of our subsidiaries are parties to a transaction advisory agreement (the “Subsidiary Advisory Agreement”) with JII, pursuant to which we and our subsidiaries pay JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving us and our subsidiaries or their respective businesses or properties (which were $73, $0 and $514 in 2004, 2003 and 2002 pursuant to this agreement or the predecessor agreement, as applicable); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving us or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $0, $0 and $260 in 2004, 2003 and 2002 pursuant to this agreement or the predecessor agreement, as applicable); and (iii) reimbursement of JII’s out-of-pocket costs in connection with providing such services (which were $0 in 2004, 2003 and 2002, pursuant to this agreement or the predecessor agreement, as applicable). The amount of such fees payable in each such transaction will be no less favorable to us than those that could be obtained from comparable, unaffiliated third parties. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Advisory Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Holdings, are directors and shareholders of JII.

The Company, our parent and substantially all of our subsidiaries are parties to a management consulting agreement (the “Subsidiary Consulting Agreement”), pursuant to which we pay JII annual consulting fees (directly and through our Parent) of the greater of (i) 3.0% of our net income before interest, tax, depreciation and amortization and other non-cash charges of ours, or (ii) 1.0% of our net sales, and are required to reimburse JII for its out-of-pocket costs related to its services. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Consulting Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In accordance with this agreement or the predecessor of this agreement pursuant to which we only paid under clause (ii) above, we were charged approximately $3,193, $2,916 and $2,854 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company, our parent and substantially all of our subsidiaries are parties to a properties services agreement (the “JI Properties Services Agreement”) with JI Properties, Inc. (“JI Properties”), a subsidiary of JII, pursuant to which JI Properties provides to us the use of certain real estate and other assets, transportation and related services. Pursuant to the JI Properties Services Agreement, we are charged for our allocable portion of such services based upon (i)  our usage of such services and (ii) our relative revenues, as compared to JII and its other subsidiaries. The Company is also required to reimburse JI Properties for all reasonable out of pocket expenses it incurs (unless such expenses are already included in the charges described above).

The Company, our parent and substantially all of our subsidiaries are parties to a transition agreement (the “Transition Agreement”) pursuant to which JII provides office space and certain administrative and accounting services to the Company to facilitate the operations of the Company. Also, JII allocates its overhead, general and administrative charges and expense among JII and its subsidiaries, including the Company, based on the respective revenues and usage of corporate overhead by JII and its subsidiaries. The Company reimburses JII for services provided pursuant to the Transition Agreement on an allocated cost basis.

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

Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the “Tax Sharing Agreement”) between JII and each of its consolidated subsidiaries for U.S. Federal income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries owes to JII an amount determined by reference to each entity’s separate return tax liability as defined in Treasury Regulation § 1.1552-1(a)(2)(ii). For the year ended December 31, 2004 no payments were made by the Company to JII under the Tax Sharing Agreement was $0.

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

Investment in Affiliate. The Company has a $12,344 investment in the Class A and Class B Preferred Units of JZ International, LLC. JZ International’s Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company’s directors and stockholders, as well as other members. JZ International and its subsidiaries are focused on making European and other international investments.

Merkle-Korff Leases. Merkle-Korff leases some of its plants, warehouse and offices under a net lease (the “Merkle-Korff Leases”) from companies controlled by John Simms, Sr., a Director of the Company. Rent expenses, including real estate taxes attributable to the Merkle-Korff Leases, amounted to $446 for the year ended December 31, 2004. The Company has agreed to pay future minimum rental payments under the Merkle-Korff Leases amounting to approximately $451 for the year ended December 31, 2005. The Company has the right of first refusal to buy these facilities from Mr. Simms. See Note 10 to the Company’s Consolidated Financial Statements. The Company believes the terms of the Merkle-Korff Leases are comparable to the terms it would obtain from a non-affiliated party.

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

Directors and Officers Indemnification. The Company has entered into indemnification agreements with each member of the Company’s Board of Directors and certain executive officers whereby the Company agreed, subject to certain exceptions, to indemnify and hold harmless each director and certain executive officers from liabilities incurred as a result of such person’s status as a director or executive officer of the Company. See Item 10, Directors and Executive Officers - Board of Directors - Indemnification Agreements.

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

Item 14.         PRINCIPAL ACCOUNTANT FEES & SERVICES

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2004, 2003 and 2002, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2004	2003
Audit	$ 467	$ 279
Tax Fees	298	269
Audit-Related Fees	-	-
Total	$ 765	$ 548

Part IV

Item 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Financial Statements
Reference is made to the Index to Consolidated Financial Statements Appearing in Item 8, which Index is incorporated herein by reference.
(2)	Financial Statement Schedule
The following financial statement schedule for the years ended December 31, 2004, 2003 and 2002 is submitted herewith:

Item	Page Number

Schedule II - Valuation and qualifying accounts	55

All other schedules for which provision is made is in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements or is considered immaterial.

(3)	Exhibits
An index to the exhibits required to be listed under this Item 15(a)(3) follows the “Signatures” section hereof and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETEK, INC.

	By	/s/ Daniel D. Drury
Dated: November 23, 2005		Daniel D. Drury Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Contingent Earnout Agreement, dated as of November 7, 1996, by and among Kinetek, Inc., Kinetek Industries, Inc., The New Imperial Electric Company, The New Scott Motors Company, New Gear Research, Inc., The Imperial Electric Company, The Scott Motors Company and Gear Research, Inc. (incorporated by reference to Exhibit 2.2 to Kinetek, Inc.’s Form S-4 Registration Statement) (File No. 333-19257) (The “1996 S-4”)

2.2	Share Purchase Agreement, dated March 2, 1997, by and among Motors and Gears Holdings, Inc. and the stockholders of FIR Group Holdings Italia, S.r.l. (incorporate by reference to exhibit 2.1 to Form 8-K of Kinetek, Inc., date March 31, 1998)

2.3	Purchase Agreement, dated November 17, 1997, by and among Motion Holdings, Inc. and the shareholders of Motion Control Engineering, Inc. (incorporated by reference to exhibit 2.2 to Form 8-K of Kinetek, Inc., dated March 31, 1998)

2.4	Agreement for purchase and sale of stock of Electrical Design and Control Company by and among ED&C Holdings, Inc. and the shareholders of Electrical Design and Control Company, (incorporated by reference to exhibit 2.3 to Form 8-K of Kinetek, Inc., dated March 31, 1998)

2.5	Share Purchase Agreement, dated April 9, 1998, for the direct and indirect sale of all the shares of Advanced DC (incorporated by reference to exhibit 99.1 to Form 8-K of Kinetek, Inc., dated January 28, 2000)

2.6	Amendment No. 1 to Agreement for Purchase and Sale of Stock, dated May 15, 1998, for the direct and indirect sale of all the shares of Advanced DC (incorporated by reference to exhibit 99.2 to Form 8-K of Kinetek, Inc., dated January 28, 2000)

3.1	Certificate of Amendment of Certificate of Incorporation of Motors And Gears, Inc. and Certificate of Incorporation of Motors And Gears, Inc. (incorporated by reference to Exhibit 3.1 to Kinetek Inc.’s Form 10-K Annual Report, dated March 28, 2001)

3.2	Bylaws of Kinetek, Inc. (incorporated by reference to Exhibit 3.2 to the 1996 S-4)

4.1	Indenture, dated November 7, 1996, between Kinetek, Inc. and Fleet National Bank (incorporated by reference to Exhibit 4.1 to the 1996 S-4)

4.2	First Supplemental Indenture, dated December 17, 1997, between Kinetek, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Kinetek Inc.’s Form S-4 Registration Statement) (File No. 333-44057) (the “1998 S-4”)

4.3	Indenture, dated December 17, 1997, between Kinetek, Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the 1998 S-4)

52

4.4	5% Indenture, dated as of April 12, 2002, among Kinetek Industries, Inc., U.S. Bank National Association, as Trustee and the Guarantors listed therein (this Indenture is the same as the 10% Indenture other than the interest rate) (incorporated by reference to Exhibit 4.4 to Form 8-K of Kinetek, Inc., dated May 8, 2002)(the “2002 8-K”)

4.5	Global 5% Note of Kinetek Industries, Inc. (incorporated by reference to Exhibit 4.5 to the 2002 8-K)

4.6	Global 10% Note of Kinetek Industries, Inc. (incorporated by reference to Exhibit 4.5 to the 2002 8-K)

4.7	Registration Rights Agreement, dated as of April 12, 2002, among Kinetek Industries, Inc., Jefferies & Company, Inc. and the Guarantors listed therein (incorporated by reference to Exhibit 4.7 to the 2002 8-K)

4.8	Intercreditor Agreement, dated as of April 12, 2002, between U.S. Bank National Association and Fleet Capital Corporation, as agent (incorporated by reference to Exhibit 4.8 to the 2002 8-K)

4.9	Security Agreement, dated as of April 12, 2002, between Kinetek Industries, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to the 2002 8-K)

4.10	Guarantor Security Agreement, dated as of April 12, 2002, between Kinetek, Inc. and U.S. Bank National Association (substantially identical agreements were entered into with 9 subsidiaries that are also guarantors) (incorporated by reference to Exhibit 4.9 to the 2002 8-K)

4.11	Pledge Agreement, dated as of April 12, 2002, between Kinetek Industries, Inc. and U.S. Bank National Association (substantially identical agreements were entered into with Kinetek, Inc. and 3 subsidiaries) (incorporated by reference to Exhibit 4.9 to the 2002 8-K)

4.12	Copyright, Patent and Trademark License Mortgage, dated as of April 12, 2002, between Kinetek, Inc. and U.S. Bank National Association (substantially identical agreements were entered into with 3 subsidiaries) (incorporated by reference to Exhibit 4.9 to the 2002 8-K)

4.13	Real Property Mortgage, dated as of April 12, 2002, between Advanced D.C. Motors, Inc. and U.S. Bank National Association (substantially identical agreements were entered into with 2 other subsidiaries) (incorporated by reference to Exhibit 4.9 to the 2002 8-K)

10.1	Loan and Security Agreement, dated December 18, 2001 by and among Kinetek Industries, Inc., the lenders listed thereto and Fleet Capital Corporation, as Agent (incorporated by reference to Exhibit 10.1 to Form 10-K/A of Kinetek, Inc., dated April 19, 2002

10.2	Consent and Amendment No. 1 to Loan and Security Agreement, dated as of April 12, 2002, among Kinetek Industries, Inc., the lenders listed thereon and Fleet Capital Corporation, as agent (incorporated by reference to Exhibit 10.2 to the 2002 8-K)

53

10.3	Management Consulting Agreement, dated December 14, 2001, by and among Jordan Industries, Inc., the Company and the other signatories thereto (incorporated by reference to Exhibit 10.2 to Form 10-K of Kinetek, Inc., dated March 29, 2002 (the “2002 10-K”)

10.4	Properties Services Agreement, dated December 14, 2001, by and among JI Properties, Inc., the Company and the other signatories thereto (incorporated by reference to Exhibit 10.3 to the 2002 10-K)

10.5	Transaction Advisory Agreement, dated December 14, 2001, by and among Jordan Industries, Inc., the Company and the other signatories thereto (incorporated by reference to Exhibit 10.4 to the 2002 10-K)

10.6	Agreement to Join in the Filing of Consolidated Tax Return, dated December 14, 2001 by and among Jordan Industries, Inc., the Company and the other signatories thereto (incorporated by reference to Exhibit 10.5 to the 2002 10-K)

10.7	Transition Agreement, dated July 25, 1997, by and between Motors and Gears Holdings, Inc. and Jordan Industries, Inc. (incorporated by reference to Exhibit 10.8 to the 1998 S-4).

10.8	Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and Thomas H. Quinn (incorporated by reference to Exhibit 10.1(a) to the 1998 S-4)

10.9	Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and Jonathan F. Boucher (incorporated by reference to Exhibit 10.1(b) to the 1996 S-4)

10.10	Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and David W. Zalaznick (incorporated by reference to Exhibit 10.1(c) to the 1996 S-4)

10.11	Indemnification Agreement, dated November 7, 1996, between Kinetek, Inc. and John W. Jordan II (incorporated by reference to Exhibit 10.1(d) to the 1996 S-4)

10.12	Merkle-Korff Industries, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $5,000,000 payable to John D. Simms Revocable Trust Under Agreement (incorporated by reference to Exhibit 10.9 to the 1996 S-4)

10.13	Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,333 payable to Tina Levire (incorporated by reference to Exhibit 10.13 to the 1998 Form S-4)

10.14	Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,333 payable to Marta Monson (incorporated by reference to Exhibit 10.14 to the 1998 form S-4)

10.15	Electrical Design and Control Company, Inc. Non-negotiable Subordinated Note in the principal aggregate amount of $1,333,334 payable to Eric Monson (incorporated by reference to Exhibit 10.15 to the 1998 form S-4)

54

10.16	Industrial Building Leases, each dated as of September 22, 1996, by and between Merkle-Korff Industries, Inc. and the signatory thereto (incorporated by reference to Exhibits 10.16 - 10.19 to the 1996 S-4)

10.17	Employment and Non Competition Agreement, dated as of September 22, 1995, by and between Merkle-Korff Industries, Inc. and John D. Simms (incorporated by reference to Exhibit 10.20 to the 1996 S-4)

10.18	Employment and Non Competition Agreement, dated as of September 22, 1995, by and between Merkle-Korff Industries, Inc. and John W. Brown (incorporated by reference to Exhibit 10.21 to the 1996 S-4)

12.1*	Computations of the Ratios of Earnings to Fixed Charges

21.1*	Subsidiaries of Kinetek, Inc.

31.1*	Certification of Thomas H. Quinn

31.2*	Certification of Daniel D. Drury

32.1*	Certification of Thomas H. Quinn pursuant to Section 1350

32.2*	Certification of Daniel D. Drury pursuant to Section 1350

* filed herewith

Schedule II

KINETEK, INC. VALUATION AND QUALIFYING ACCOUNTS (dollars in thousands)

	Balance at Beginning of Period	Additions due to acquisitions	Additions Charged to Costs and Expenses	Write Offs Net of Recoveries	Other(1)	Balance at end of Period

December 31, 2004:
Allowance for doubtful accounts	$4,579	-	499	(1,056)	88	$4,110

Deferred Tax Valuation Allowance	$22,147	-	4,772	-	-	$26,919

December 31, 2003:
Allowance for doubtful accounts	$4,327	3	729	(913)	433	$4,579

Deferred Tax Valuation Allowance	$16,558	-	5,589	-	-	$22,147

December 31, 2002:
Allowance for doubtful accounts	$2,757	1,868	427	(668)	(57)	$4,327

Deferred Tax Valuation Allowance	$2,233	-	14,325	-	-	$16,558

(1) Resulting from foreign currency translations