Form 10-K
period 2005-12-31
KINETEK INC
filed 2006-03-24
CIK 1029864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005        Commission File Number 333-19257

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

                                      None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ___Yes _X_ No

     Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 14(d) of the Act. _X_ Yes ___ No

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                Yes  _X_                No ___


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. _X_ .

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large Accelerated Filer ___ Accelerated Filer ___ Non-Accelerated Filer _X_


         Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

                Yes ___               No   _X_

     The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares. The number of shares outstanding of Registrant's Common Stock as of March 24, 2006: 100.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                           Page
Part I
------
Item 1.        Business                                                     3
Item 1A.       Risk Factors                                                 7
Item 1B.       Unresolved Staff Comments                                    10
Item 2.        Properties                                                   10
Item 3.        Legal Proceedings                                            11
Item 4.        Submission of Matters to a Vote of Security
               Holders                                                      11

Part II
-------
Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters                                  11
Item 6.        Selected Financial Data                                      12
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          13
Item 7A.       Quantitative and Qualitative Disclosures About
               Market Risks                                                 20
Item 8.        Financial Statements and Supplementary Data                  21
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          45
Item 9A.       Controls and Procedures                                      45
Item 9B.       Other Information                                            45

Part III
--------
Item 10.       Directors and Executive Officers                             45
Item 11.       Executive Compensation                                       48
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management                                               49
Item 13.       Certain Relationships and Related Transactions               50
Item 14.       Principal Accountant Fees and Services                       52

Part IV
-------
Item 15.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                  53

               Signatures                                                   54

Part I
------
Item 1.  BUSINESS
         --------
The Company

Kinetek, Inc. (the "Company") was incorporated in the State of Delaware on October 17, 1996 (The Company was incorporated as Motors and Gears, Inc., and changed its name to Kinetek, Inc. on December 11, 2000). On November 1, 1996, the Company effected a reincorporation merger whereby MK Group, Inc., an Illinois corporation, was merged with and into the Company, with the Company being the surviving entity. The Company is a direct, wholly-owned subsidiary of Motors and Gears Holdings, Inc., a Delaware corporation ("Parent"). The Parent is a majority owned subsidiary of Jordan Industries, Inc. ("JII"), a private holding company which owns and manages a widely diversified group of operating companies. The Company was organized by JII to acquire and operate companies in the motors, gears and motion control industries. The Company and its subsidiaries are included in JII's consolidated financial statements.

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

Business Segment Information

         The Company operates in two separate business segments; electric motors ("motors") and electronic motion control systems ("controls"). See Note 13 to the Company's consolidated financial statements for financial segment data.

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

Acquisitions

         See Note 1 to the notes to consolidated financial statements in Item 8 for a description of acquisitions made during the three year period ended December 31, 2005.

Backlog

         The Company's approximate backlog of unfilled orders at the dates specified was as follows:

                                            Backlog
              Year Ended                  (Dollars in
             December 31,                  thousands)
          ------------------            ----------------

                 2005
                 ----
                Motors                      $59,335
               Controls                      35,702
                                           ----------
                                            $95,037
                                           ==========

                 2004
                 ----
                Motors                      $43,514
               Controls                      37,250
                                           ---------
                                            $80,764
                                           =========


         The Company believes it will ship substantially its entire 2005 year-end backlog during 2006.

Marketing and Support Services

         The Company's sales and marketing success is characterized by long-term customer relationships which are the result of continuity of management, outstanding delivery records, high-quality products, and competitive pricing. The Company utilizes a combination of direct sales personnel and manufacturers' representatives to market the Company's product lines. Generally, the inside sales organization is compensated through a fixed salary while the manufacturers' representative organizations receive commissions.

         National account managers serve large national OEMS such as General Electric, Whirlpool and the Raymond Corporation. More than 95% of the Company's sales are to OEM customers. However, the Company has a distribution program with three distributors in its subfractional horsepower product line to increase coverage and generate more revenue growth.

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

Employee and Labor Relations

         As of December 31, 2005, the Company employed 2,578 employees, of which 1,927 were non-union and 651 were represented by unions. The Company has experienced no work stoppages since inception. It considers its relations with its employees to be good.

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

Item 1A. RISK FACTORS
         ------------
Certain principals, partners, officers, employees and affiliates of The Jordan Company control all fundamental matters affecting the Company. Certain principals, partners, officers, employees and affiliates of The Jordan Company and their respective family members, collectively referred to as the Jordan Group, own a majority of the outstanding common and other voting stock of the Company. The Jordan Group has sufficient votes to elect all of the Company's directors and control the management and financing decisions of the Company. In addition, as owner of a majority of the outstanding common stock and other voting stock of the Company, the Jordan Group is able to approve any action requiring the approval of its shareholders, including the adoption of amendments to its certificate of incorporation and the approval of mergers or sales of all or substantially all of its assets.

The Company, through its respective subsidiaries, operate in highly competitive industries and compete with many larger and better capitalized companies. Each of the business lines that the Company operates compete with a substantial number of national, regional and local competitors, many of which have greater financial and other resources than the Company. Many of these competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain advantages over its competitors, realizing and maintaining those advantages will require continued investment by it in research and development, quality standards, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make those investments or that they will be successful in maintaining those advantages. Failure to make those investments or to maintain those advantages could have a material adverse effect on each of its respective businesses, financial conditions and results of operations and the Company's ability to generate cash flow to service its obligations.

The Company's operations are subject to substantial environmental regulation. The Company and its respective operating subsidiaries are subject to federal, state, provincial, local and foreign laws, regulations and ordinances related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in their respective manufacturing processes. Under applicable environmental laws, the Company's subsidiaries may be responsible for the remediation of environmental conditions and may be subject to associated liabilities relating to the facilities and the land on which their facilities are situated, regardless of whether they lease or own the facilities in question, and regardless of whether such environmental conditions were created by the Company, any of their respective subsidiaries, by a prior owner or tenant or by any other person. Moreover, we anticipate that such laws and regulations will become increasingly stringent in the future. We cannot assure you that the need to comply with environmental laws and regulations or that environmental conditions relating to prior, existing or future facilities and operations of the Company's subsidiaries will not have a material adverse effect on their respective businesses, financial conditions and results of operations.

Increases in the prices of raw materials could adversely affect our subsidiaries' operations.
The Company's subsidiaries purchase most of the raw materials for their products on the open market, and their sales may be affected by changes in the market price of such raw materials. We do not generally engage in commodity hedging transactions for raw materials. Although the Company's subsidiaries attempt to pass on increases in the price of raw materials to their customers, there have been delays in the subsidiaries' ability to pass on such increases in the past and there can be no assurance that they will be able to do so in the future on a timely basis, or at all. Additionally, significant increases in the prices of the Company's subsidiaries' products due to increases in the cost of raw materials could have a negative effect on demand for their respective products and a material adverse effect on their respective businesses, financial conditions and results of operations.

We are highly dependent on our key personnel.
The Company is highly dependent on a small number of executive officers and key employees, both individually and as a group. The Company's future performance will be substantially dependent on their ability to retain and motivate these individuals and to attract and retain additional qualified personnel in the future. The loss of the services of any of the Company's executive officers or key employees or the inability to identify, hire and retain other highly qualified technical and managerial personnel could have a material adverse effect on their respective businesses, financial conditions and results of operations.

We are subject to the risks of doing business in foreign countries.
The Company has significant operations outside the United States. The risks of doing business in foreign countries include:

  o Adverse changes or greater volatility in the economies of those countries;
  o     Adverse effects of currency exchange controls;
  o     Adverse changes to the regulatory environment of those countries;
  o     Adverse changes to the tax laws and regulations of those countries;
  o     Restrictions on the withdrawal of foreign investment and earnings;
  o     The nationalization of our businesses;
  o The potential instability of foreign governments, including from domestic insurgency movements; and
  o The challenge of managing culturally and geographically diverse operations.

Operations in foreign countries are also subject to economic uncertainties, including, among others, risk or renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.


The Company's businesses could be negatively impacted if they fail to maintain satisfactory labor relations.
Collectively, over 25% of the Company's subsidiaries' employees currently belong to unions and operate under collective bargaining agreements. There can be no assurance that future issues with their respective labor unions will be resolved favorably or that they will not experience a work stoppage that could adversely affect their respective businesses. The Company's current collective bargaining agreements are with various unions and generally expire over the next one to three years. There can be no assurances that new agreements will be reached or that the Company will be able to negotiate extensions of such agreements on favorable terms. Any work stoppage could have a material adverse effect on the Company's business and financial condition and results of operations.

The Company has a substantial amount of debt maturing in 2006.
The Company has Senior Notes with a principal amount of $270 million, maturing in November of 2006. While the Company is currently evaluating multiple scenarios for either the repayment or refinancing of that debt prior to its maturity date, there can be no assurance that the company will complete the necessary transactions prior to that date. Should the Company be unable to repay or refinance this debt prior to its maturity date, the Company would risk a default of its debt covenants and significant stress on its access to cash for ongoing operations. Such defaults or reduction in available cash could have a material adverse effect on the Company's business and financial condition and results of operations.

Item 1A. UNRESOLVED STAFF COMMENTS

         Not applicable.

Item 2.  PROPERTIES
         ----------
         The Company's headquarters are located in an approximately 13,411 square foot office space in Deerfield, Illinois that is provided by JII and for which we are allocated certain charges. (See Item 13 "Certain Relationships and Related Transactions").

         The principal properties of the Company, the location, the primary use, the square feet and the ownership status thereof as of December 31, 2005, are set forth in the table below:

                                              Square   Owned/       Lease
    Location                  Use             Feet     Leased     Expiration

Des Plaines, IL            Design/            38,000   Leased     March 2007
                           Administration
Darlington, WI             Manufacturing      68,000   Leased     December 2010
Richland Center, WI        Manufacturing      45,000   Leased     September 2006
Des Plaines, IL            Administration/    63,000   Leased     January 2009
                           Manufacturing
San Luis Potosi, Mexico    Manufacturing      70,000   Leased     December 2009
Shunde, Guangdong, PRC     Manufacturing/    926,000   Owned
                           Administration
Akron, OH                  Manufacturing     106,000   Leased     August 2010
Middleport, OH             Manufacturing      85,000   Owned
Alamagordo, NM             Manufacturing      40,200   Leased     February 2006
Grand Rapids, MI           Manufacturing/     45,000   Owned
                           Administration
Perry, OH                  Research &          5,000   Leased     September 2008
                           Development
Solon, OH                  Manufacturing/     66,500   Leased     November 2008
                           Administration
Casalmaggiore via          Manufacturing       4,000   Leased     December 2008
Vanoni, Italy
Casalmaggiore via          Manufacturing      18,000   Owned
Vanoni, Italy
Casalmaggiore via          Administration/   189,000   Owned
Roma, Italy                Manufacturing
Casalmaggiore via          Administration/    52,000   Leased     August 2011
Cazumenta, Italy           Manufacturing
Varano, Italy              Manufacturing      97,000   Owned
Genova, Italy              Research &         34,000   Leased     July 2008
                           Development/
                           Manufacturing
Syracuse, NY               Manufacturing      18,500   Leased     January 2008
Syracuse, NY               Manufacturing      14,000   Leased     December 2009
Syracuse, NY               Manufacturing/     49,600   Owned
                           Administration
Eternoz, France            Manufacturing/     19,000   Leased     December 2011
                           Administration
Putzbrunn, Germany         Warehouse           1,200   Leased     July 2006
Rancho Cordova, CA         Manufacturing/    108,000   Leased     May 2011
                           Administration
Glendale, NY               Manufacturing/     11,200   Leased     March 2008
                           Administration


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2005.

PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
          -----------------------------------------------------------------
         The only authorized, issued and outstanding class of capital stock of the Company is common stock. There is no established public trading market for the Company's common stock. At December 31, 2005, the Parent held all common stock of the Company.

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


     (Dollars in thousands)                              Year Ended December 31,
                                     -------------------------------------------------------------------

                                         2005          2004         2003         2002         2001
                                         ----          ----         ----         ----         ----
Statement of Operations
Data:
 Net Sales                                $337,524     $313,867     $278,309     $274,818     $278,872
Gross profit, excluding
depreciation                               100,559       99,437       94,245       97,272      100,751

  Depreciation                               5,377        5,487        6,721        6,577        6,023
  Amortization                                 126          134          169          408        8,491
  Operating income                          40,652       34,153       30,048       38,347       37,226
  Interest expense                          35,739       35,592       34,876       35,231       32,173
   Income tax expense                        7,735        6,991        5,721       11,575        4,666
  Income (loss) from
   continuing
   operations                               (3,883)      (7,880)     (10,541)      (7,552)         746

Balance sheet data (at
end of period):
  Working capital (1)                     (206,284)      65,109       70,503       62,260       66,895
  Total assets                             372,072      374,120      362,488      363,506      359,415
  Long-term debt
  including current
  portion                                  319,200      317,068      307,626      309,115      304,905
  Stockholder's equity
  (net capital
  deficiency)                              (32,194)     (25,236)     (15,530)     (14,957)      10,684


(1) During 2005, the majority of our debt became current, causing the working capital to become negative. See Note 8 to the "Notes to the Consolidated Financial Statements".

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

Acquisitions

         Information regarding acquisitions made by the Company during the three year period ended December 31, 2005 is included in Note 1 to the Notes to financial statements. The results of acquired operations are included in the Company's consolidated results from the respective date of acquisition.

Consolidated Results of Operations

         The following financial information presents the consolidated results of operations of the Company for the years ended December 31, 2005, 2004 and 2003.


(Dollars in thousands)                                       Year Ended December 31,
                                            ----------------------------------------------
                                               2005              2004           2003
                                               ----              ----           ----
Motors                                        $252,128         $230,372       $201,654
Controls                                        85,396           83,495         76,655
Net sales                                     $337,524         $313,867       $278,309

Motors                                         $67,665          $66,421        $63,601
Controls                                        32,894           33,016         30,644
Gross profit (excluding depreciation)         $100,559          $99,437         94,245

Motors                                         $40,495          $36,291        $35,458
Controls                                        13,326           10,571          8,686
Corporate expenses                             (13,169)         (12,709)       (14,096)
Operating income                               $40,652          $34,153         30,048

Interest expense                                35,739           35,592         34,876

Gross profit (excluding depreciation) (1)       29.8%            31.7%          33.9%
Operating margin (1)                            12.0             10.9           10.8

(1) All margins are calculated as a percentage of net sales.


Year ended December 31, 2005 compared to year ended December 31, 2004

Consolidated net sales increased $23.6 million, from $313.9 million in 2004 to $337.5 million, an increase of 7.5%. The increased net sales were driven by $10.6 million in sales of new products and net gains in market share compared to the prior year. The full year impact of the Company's 2004 acquisition of O. Thompson (see Note 1 to "Notes to Consolidated Financial Statements") contributed $5.4 million in higher sales. The net impact of improved markets in the Company's principal markets in North America and China, partially offset by weaker markets in Europe, contributed approximately $4.2 million in higher sales. The net impact of price increases and decreases charged to customers added $1.9 million in increased sales. The continued revaluation of the Euro against the dollar during 2005 caused a $1.5 million improvement in sales due to the favorable translation impact on the Company's European business.

Sales in the Company's Motors segment increased from $230.4 million in 2004 to $252.1 million in 2005, a gain of $21.7 million, or 9.4%. Sales of Subfractional motor products were virtually identical with the prior year, as generally improved markets for the Company's main products, the full year impact of an ice crusher product first sold to a major appliance customer in 2004, sales of various new products and the impact of general price increases offset losses of share of vending and refrigeration products and price decreases to refrigeration customers. Both the share losses and price decreases were driven by global competition from the Company's principal rival in these markets. Sales of fractional and integral motors increased $21.7 million, driven by significant gains in share of the North American market for electric golf car motors and gains in the Chinese elevator motor market. General improvement in the Company's North American and Chinese markets, selective price increases passed to customers, and the aforementioned improvement of the Euro all further contributed to the sales increases. These gains were partially offset by weakness in the Company's markets in Europe and share losses in those markets.

Sales in the Company's Controls segment increased from $83.5 million in 2004 to $85.4 million in 2005, an increase of $1.9 million, or 2.3%. The sales growth was driven by the aforementioned full year impact of the Company's 2004 acquisition of O. Thompson (see Note 1 to "Notes to Consolidated Financial Statements"), which contributed $5.4 million in higher sales than in 2004. The ramp up of the Company's recently introduced "I" family of control products added higher sales in the form of higher prices per controller sold in comparison with traditional controller products. These increases were partially offset by a generally weaker market for elevator controllers.

Consolidated operating income increased 19.0%, from $34.2 million in 2004 to $40.7 million for 2005. Consolidated operating income increased from 10.9% of sales in 2004 to 12.0% of sales in 2005. Gross profit increased to $100.6 million in 2005, an increase of 1.1% from $99.4 million achieved in 2004. Gross profit as a percentage of net sales decreased from 31.7% in 2004 to 29.8% in 2005. The increase in gross profit is the result of the sales increases described earlier, partly offset by a number of factors, the most significant of which is inflation. Over the past two years, the Company has experienced severe increases in market prices paid for parts used in the assembly of motors, especially copper, steel, and zinc, and increases in the prices of plastic components and freight and transportation associated with rising global oil prices. Gross margin and gross margin as a percentage of sales are also negatively affected by shifts of product mix, as gains in market share reflected in net sales growth are frequently achieved by competing aggressively on price, diluting the Company's total margin as a percentage of sales.

Selling, general, and administrative expenses decreased by $5.4 million, from $56.5 million in 2004 to $51.0 million in 2005. This decrease reflects the Company's continued cost reduction activities across its business units; the impact of costs incurred in 2004 associated with the relocation of operations of the Grand Rapids, MI, Des Plaines, IL, and Oakwood Village, OH facilities; the capitalization of certain costs in 2005 for development of software that is central to the Company's "I" family of elevator control products (see Note 2 to "Notes to Consolidated Financial Statements"); and to a reduction of $1.2 million of charges for corporate overhead under the Transition Agreement (see
Item 13. "Certain Relationships and Related Transactions").


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

Consolidated operating income increased to $34.2 million in 2004, an increase of $4.1 million, or 13.7%, from $30.0 million in 2003. Gross profit increased to $99.4 million (31.7% of net sales), from the prior year level of $94.2 million, (33.9% of net sales). The increase in gross profit is mainly attributable to the increases in sales described above. The impact of higher sales is partly offset by the unfavorable impact of net reductions in selling prices resulting from global market competition (approximately $1.6 million) and higher prices for purchased components and services, particularly steel, copper, zinc, aluminum, and freight. Gross margin as a percentage of sales declined in 2004 due to the impacts of net selling price reductions, purchase cost inflation, and the introduction of certain new products and share gains at competitive margins which are lower than the Company's historical average. Selling, general, and administrative expenses ("SG&A") increased from $54.4 million in 2003 to $56.5 million. SG&A increased modestly in line with the increases in sales, and from costs associated with the relocation of operations of the Grand Rapids, MI, Des Plaines, IL, and Oakwood Village, OH facilities. These increases were offset in part by a $1.3 million reduction of charges under the Transition Agreement (see
Item 13 "Certain Relationships and Related Transactions"), and a one-time charge of $1.0 million in 2003 for excess medical claims incurred by the Company's subsidiaries during 2001 and 2002.

Liquidity and Capital Resources

         In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. In the short term, the Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under the Credit Agreement. As our 10 3/4% Senior Notes mature on November 15, 2006, and the Credit Agreement expires on December 18, 2006, the Company is actively pursuing alternative financing which would satisfy our existing creditors while providing working capital necessary to support ongoing operations and the Company's acquisition strategy. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

         Operating activities. Net cash provided by operating activities for the year ended December 31, 2005 was $5.3 million, compared to $3.3 million used during the year ended December 31, 2004. The improvement in cash from operating activities is mainly a result of the Company's higher operating performance discussed above. In addition, a lesser amount of cash was used in 2005 compared to 2004 for increases in accounts receivable and inventory. These improvements were offset in part by a smaller increase in accounts payable and accrued expenses and other liabilities in 2005 compared to 2004, as well as less cash provided by net change in assets and liabilities from discontinued operations.

         Investing activities. Net cash used in investing activities was $4.6, $4.4 and $4.0 million in 2005, 2004 and 2003, respectively. Cash used in investing activities in 2005 and 2004 included $562 and $372, respectively, for the acquisition of the significant net assets of O. Thompson, which is detailed in Note 1 to the Consolidated Financial Statements. The remaining use of cash is related to capital expenditures.

         Financing activities. Net cash provided by (used in) financing activities was $1.4, $8.9 and ($1.9) million in 2005, 2004 and 2003 respectively.


         The Company's annual cash interest expense on the 10 3/4% Senior Notes, which are due November 15, 2006, is approximately $29.0 million. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.

         The Company's Loan and Security Agreement "Credit Agreement", is in the form of a revolving credit facility and provides for borrowings of up to $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a rate of prime plus 1.35% (8.4% at December 31, 2005), subject to change based on the Company's interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company's interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $6.1 million of borrowing capacity under the Credit Agreement as of December 31, 2005. The Credit Agreement expires December 18, 2006. The Company intends to replace the credit facility made under the Credit Agreement in 2006, in conjunction with the refinancing of its 10 3/4% Senior Notes, which mature on November 15, 2006. Management is confident such refinancing can be obtained under favorable terms to the Company, however, such terms will be subject to market conditions which may change significantly.

         In the short term, the Company expects its principal sources of liquidity to be from funds generated from operating activities and funds available under the Credit Agreement. As our 10 3/4% Senior Notes mature on November 15, 2006, and the Credit Agreement expires on December 18, 2006, the Company is actively pursuing alternative financing which would satisfy our existing creditors while providing working capital necessary to support ongoing operations and the Company's acquisition strategy.

Foreign Currency Impact

         The functional currencies of the Company's foreign operations are the local currencies. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from translation are classified as a component of other comprehensive income, while the remeasurement of intercompany notes receivable denominated in Euros from the Company's Italian operation, are classified as a part of miscellaneous non-operating income/expense.


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



Contractual Obligations

The following table summarizes the Company's contractual obligations as of December 31, 2005 (in thousands):

                                                    Payments by Period
             -------------------------------------------------------------------------------------------
                Total         2006          2007         2008         2009       2010     Thereafter
             -------------------------------------------------------------------------------------------
  Long-term
       debt    $318,749     $293,078     $ 25,671           -           -          -
Interest on
  Long-term
       Debt      29,469       28,830          636            2           1         -           -
    Capital
     leases         451          276          148           13          13          1          -
  Operating
     leases
                 13,733        3,168        2,968        2,818       2,273      1,806         700
             -------------------------------------------------------------------------------------------
       Total   $362,402     $325,352     $ 29,423      $ 2,833      $2,287     $1,807       $ 700
             -------------------------------------------------------------------------------------------

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------
         The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2005 the Company had no variable rate debt outstanding.

         The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity (net capital deficiency).

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                                                       PAGE NO.
                                                                       --------

Report of Independent Registered Public Accounting Firm                   22

Consolidated Balance Sheets as of December 31, 2005 and 2004              23

Consolidated Statements of Operations for the years ended
December 31, 2005, 2004 and 2003                                          24

Consolidated Statements of Changes in Shareholder's Equity
(Net Capital Deficiency) for the years ended December 31, 2005,
2004 and 2003                                                             25

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003                                          26

Notes to Consolidated Financial Statements                                27

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholder
Kinetek, Inc.


We have audited the accompanying consolidated balance sheets of Kinetek, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholder's equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetek, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Kinetek, Inc. will continue as a going concern. As more fully described in Note 8, the Company has substantial debt maturing within the next year, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ERNST & YOUNG LLP


Chicago, Illinois
March 15, 2006




KINETEK, INC.

                                    CONSOLIDATED BALANCE SHEETS
                                 (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                                December 31,
                                                                        -------------------------

                                                                           2005           2004
                                                                           ----           ----
ASSETS
Current Assets
     Cash and cash equivalents                                            $11,676        $10,863
     Accounts receivable, net of allowance of $2,437 and
     $4,110 at December 31, 2005 and 2004, respectively                    65,485         62,379
     Inventories                                                           54,252         53,658
     Prepaid expenses and other current assets                              3,650          4,373
     Taxes receivable                                                       1,926          3,631
     Assets from discontinued operation                                       415          2,024
                                                                        ---------       --------
          Total current assets                                            137,404        136,928

Property, plant and equipment, net                                         28,754         29,753
Goodwill                                                                  180,736        181,141
Deferred financing costs, net                                               1,999          4,646
Due from affiliated company                                                 8,504          8,415
Investment in affiliate                                                    12,344         12,344
Other non-current assets                                                    2,331            893
                                                                       ----------       --------
          Total assets                                                   $372,072       $374,120
                                                                       ==========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL
DEFICIENCY)
Current liabilities:
     Accounts payable                                                     $33,715        $33,262
     Accrued interest payable                                               4,337          4,109
     Accrued expenses and other current liabilities                        12,282         12,941
     Current portion of long term debt                                    293,354         20,959
     Liabilities from discontinued operation                                   -             548
                                                                       ----------       --------
          Total current liabilities                                       343,688         71,819

Long term debt                                                             25,846        296,109
Deferred income taxes                                                      29,529         25,801
Other non-current liabilities                                               5,203          5,627

Shareholder's equity (net capital deficiency):
     Common stock, $1 par value: authorized - 10,000
      shares; issued and outstanding - 100 shares                              -              -
     Additional paid-in capital                                            50,006         50,006
     Accumulated deficit                                                  (85,455)       (80,238)
     Accumulated other comprehensive income                                 3,255          4,996
                                                                       ----------       --------
     Total shareholder's equity (net capital deficiency)                  (32,194)       (25,236)
                                                                       ----------       --------

     Total liabilities and shareholder's equity (net
     capital deficiency)                                                 $372,072       $374,120
                                                                       ==========      =========





                   See accompanying notes to consolidated financial statements.








                                           KINETEK, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                 Year Ended December 31,
                                                    --------------------------------------------

                                                       2005             2004            2003
                                                       ----             ----            ----
Net sales                                            $337,524         $313,867        $278,309
Cost of sales, excluding depreciation                 236,965          214,430         184,064
Selling, general and administrative
 expenses, excluding depreciation                      51,038           56,470          54,391
Depreciation and amortization                           5,503            5,621           6,890
Management fees and other                               3,366            3,193           2,916
                                                    ----------       ----------      ----------
Operating income                                       40,652           34,153          30,048

Other (income) / expense:
      Interest expense                                 35,739           35,592          34,876
      Interest income                                    (129)            (169)           (140)
      Miscellaneous, net                                1,190             (381)            132
                                                    ----------       ----------      ----------
Income (loss) from continuing operations
 before income taxes                                    3,852             (889)         (4,820)

Income tax provision                                    7,735            6,991           5,721
                                                    ----------       ----------      ----------

Loss from continuing operations                       $(3,883)         $(7,880)       $(10,541)

Income (loss) from discontinued operations,
 net of tax                                            (1,334)          (5,856)          1,787
                                                    ----------       ----------      ----------

Net loss                                             $ (5,217)        $(13,736)        $(8,754)
                                                    ==========       ==========      ==========












                   See accompanying notes to consolidated financial statements.



                                          KINETEK, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Net Capital Deficiency)
                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                       Common Stock
                                 ----------------------                        Accumulated                        Total
                                                              Additional          Other                       Shareholder's
                                  Number of                    Paid-In        Comprehensive     Accumulated    Equity (net
                                   Shares       Amount         Capital        (Loss) Income       Deficit        capital)
                                 ----------   ---------      ------------     -------------    ------------   -------------
Balance at December 31, 2002          100       $  -          $50,006          $ (7,215)        $ (57,748)     $ (14,957)

  Foreign Currency
  translation adjustments               -          -                -             8,181                 -          8,181

  Net loss                              -          -                -                 -            (8,754)        (8,754)
                                                                                                              -------------
  Comprehensive loss                    -          -                -                 -                 -           (573)
                                 ----------   ---------      ------------     -------------    ------------   -------------


Balance at December 31, 2003          100       $  -          $50,006          $    966         $ (66,502)     $ (15,530)

  Foreign currency
  translation adjustments               -          -                -             4,030                 -          4,030

  Net loss                              -          -                -                 -           (13,736)       (13,736)
                                                                                                              -------------
  Comprehensive loss                    -          -                -                 -                 -         (9,706)
                                 ----------   ---------      ------------     -------------    ------------   -------------

Balance at December 31, 2004          100       $  -          $50,006          $  4,996         $ (80,238)     $ (15,530)

  Foreign currency
  translation adjustments               -          -                -            (1,741)                -         (1,741)

  Net loss                              -          -                -                 -            (5,217)        (5,217)
                                                                                                              -------------
  Comprehensive loss                    -          -                -                 -                 -         (6,958)
                                 ----------   ---------      ------------     -------------    ------------   -------------

Balance at December 31, 2005          100       $  -          $50,006          $  3,255         $ (85,455)     $ (32,194)
                                 ==========   =========      ============     =============    ===========    =============

See accompanying notes to consolidated financial statements.






                                                    KINETEK, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                                    Year Ended December 31,
                                                                       ------------------------------------------------

                                                                             2005             2004          2003
                                                                             ----             ----          ----
Cash flows from operating activities:
        Net loss                                                           $(5,217)        $(13,736)       $(8,754)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
        Depreciation and amortization                                        5,503            5,621          6,890
        Amortization of deferred financing fees
         and bond premium                                                    3,167            3,079          2,953
        Deferred income taxes                                                3,728            5,249          4,366

Changes in operating assets and liabilities (net
 of effects from acquisitions):
        Accounts receivable                                                 (3,106)          (7,482)        (3,121)
        Inventories                                                           (628)          (5,495)        (4,626)
        Prepaid expenses and other current assets                            2,428            2,128         (1,405)
        Accounts payable                                                       453            6,518            353
        Accrued expenses and other current liabilities                          84           (1,687)         1,069
        Net change in assets and liabilities from
         discontinued operation                                              1,061            4,749         (5,181)
        Non-current assets and liabilities                                  (2,055)            (346)           698
        Due from affiliated company                                            (89)          (1,916)           (84)
                                                                          ---------       ----------      ---------
        Net cash provided by(used in) operating activities                   5,329           (3,318)        (6,842)

Cash flows from investing activities:
        Capital expenditures, net                                           (4,067)          (3,998)        (4,033)
        Acquisition of subsidiaries, net of cash acquired                     (562)            (372)            -
                                                                          ---------       ----------      ---------
        Net cash used in investing activities                               (4,629)          (4,370)        (4,033)

Cash flows from financing activities:
        Borrowings  on revolving credit  facility, net                       4,728           12,244             -
        Repayment of long-term debt                                        (11,848)         (10,818)        (2,811)
        Proceeds from issuance of long term debt                             8,556            7,505            874
                                                                          ---------     --------------------------
        Net cash provided by (used in)financing activities                   1,436            8,931         (1,937)

Effect of exchange rate changes on cash                                     (1,323)           2,661          5,329
                                                                          ---------       ----------      ---------

Net increase (decrease) in cash and cash equivalents                           813            3,904         (7,483)

Cash and cash equivalents at beginning of year                              10,863            6,959         14,442
                                                                          ---------       ----------      ---------
Cash and cash equivalents at end of year                                   $11,676         $ 10,863        $ 6,959
                                                                          =========       ==========      =========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest                                                           $32,534          $31,871        $32,023
        Income taxes                                                         3,766            1,081          2,837
Non cash investing and financing activities:
        Capital leases                                                          67               -             142


                            See accompanying notes to consolidated financial statements.

                                  KINETEK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


1.       Description of Business and Acquisitions

         Kinetek, Inc. "Company", a wholly-owned subsidiary of Motors and Gears Holdings, Inc. (Parent), a majority-owned subsidiary of Jordan Industries, Inc. (JII), operates in the motion control industry.

         On September 21, 2004, the Company acquired substantially all of the net assets of O. Thompson, a New York City-based elevator control company. The total acquisition cost was originally $887 which was subsequently adjusted to $853 during the first quarter of 2005. Of the total acquisition price, $372 was paid in cash during the third and fourth quarters of 2004 and the remaining $481 was paid during the first quarter of 2005. Also during 2005, the Company paid an additional $81 in acquisition costs and charged to goodwill. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business have been included in the consolidated operating results of Kinetek since September 1, 2004, the effective date of the acquisition. The operating results of O. Thompson are included with those of Kinetek's wholly-owned subsidiary, Motion Control Engineering, within the "Controls" segment.

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

Reclassifications

         Certain amounts in the prior years' financial statements have been reclassified to conform to the 2005 presentation.

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

Inventories

         Inventories are stated at the lower of cost or market. Inventories, which are valued at either average or first-in, first-out (FIFO) cost, accounted for approximately 80% and 78% of the Company's inventories at December 31, 2005 and 2004, respectively. All other inventories are valued using last-in, first-out (LIFO) cost, which approximated current cost at December 31, 2005 and 2004.

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

         The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:


      Buildings                                 5 to 33 years
      Machinery and equipment                   3 to 10 years
      Dies and tooling                          2 to 5  years
      Furniture and fixtures                    3 to 7  years
      Vehicles                                  3 to 5  years


Foreign Currency Translation

         The functional currencies of the Company's foreign operations are the local currencies. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from translation are classified as a component of other comprehensive income, while the remeasurement of intercompany notes receivable denominated in Euros from the Company's Italian operation, are classified as a part of miscellaneous non-operating income/expense.

Goodwill and Other Long-Lived Assets

         Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. We perform our test in the fourth quarter of each year. The Company determined the fair value of each reporting unit using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends and market multiples for comparable businesses. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions.

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

Deferred Financing Costs

         Deferred financing costs are amortized using the straight line method, which approximates the interest method, over the terms of the related loans. Deferred financing costs at December 31, 2005 and 2004 are net of accumulated amortization of $18,939 and $16,292, respectively. Amortization of deferred financing costs is included in interest expense.

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


Product Development and Enhancements

         Our Controls Group accounts for product development and enhancements in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. Unamortized product development costs were $1,255 and $0 as of December 31, 2005 and 2004, respectively.

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

Financial Instruments

         The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Senior Secured Notes, the Subordinated Notes, and the revolving credit facility. Other than the Senior Notes (see Note 8), the fair values of the Company's financial instruments are not materially different from their carrying values at December 31, 2005 and 2004.

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

Derivative Financial Instruments

         The Company recognizes derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative financial instrument depends on whether it has been designated and whether it qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. The fair value of derivative financial instruments was not significant as of December 31, 2005 and 2004.

New Accounting Pronouncements

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

3.       Inventories

         Inventories consist of the following:

                                                          December 31,
                                                  -----------------------------
                                                      2005             2004
                                                      ----             ----

         Raw materials                              $30,163          $30,509
         Work in process                             12,062           11,507
         Finished goods                              12,027           11,642
                                                   ---------        ---------
                                                    $54,252          $53,658
                                                   =========        =========


4.       Property, Plant, and Equipment

         Property, plant, and equipment consist of the following:

                                                           December 31,
                                                   ---------------------------
                                                      2005            2004
                                                      ----            ----

         Land, buildings and
          leasehold improvements                    $21,905         $21,735
         Machinery and equipment                     43,992          40,840
         Furniture and fixtures                      13,050          14,094
         Other (vehicles, dies
          and tooling)                                7,557           7,603
                                                   ---------       ---------
                                                     86,504          84,272

         Less:  Accumulated depreciation
          and amortization                          (57,750)        (54,519)
                                                   ---------       ---------

                                                   $ 28,754        $ 29,753
                                                   =========       =========

5.       Short Term Notes Payable

         FIR Group Holdings Italia and its subsidiaries, have a number of short-term borrowing facilities available from various banks. The total amount available under these facilities is approximately $15,607 at an average interest rate of 4.0% for the year ending December 31, 2005. There were no outstanding borrowings under these arrangements at December 31, 2005 and 2004. A portion of these facilities are secured by FIR's assets and a portion are in the form of overdraft coverage.

6.       Discontinued Operation

         During 2004, the Company undertook a plan to sell Electrical Design and Control ("ED&C"), a wholly-owned subsidiary.

         Summarized selected financial information for the discontinued operation as restated is as follows:

                                          2005          2004          2003
                                          ----          ----          ----
Revenues                               $  1,079      $  4,640      $  6,358

(Loss)/income from
discontinued operations                  (1,334)       (5,856)        1,787


The major classes of assets and liabilities of the discontinued operation is as follows:

                                             2005           2004
                                             ----           ----
Current assets                               $415         $1,978
Property, plant and equipment                   -             14
Other long term assets                          -             32
                                           -------        -------
Total assets                                  415          2,024
Current liabilities                             -            548
                                           -------        -------
Net assets of discontinued
operations                                 $  415         $1,476
                                           -------        -------


On May 2, 2005, the Company sold certain inventory, equipment, intellectual property assets and contracts of ED&C. The sales price was $93.7, which was offset by a $150 payment to the buyer to complete those contracts which were not sold. Therefore, the net proceeds from the sale were ($56.3). The Company no longer has any ownership interest in ED&C, however it will continue to collect on the outstanding receivables which were not sold.

7.       Income Taxes

Income from continuing operations before income taxes and cumulative effect of accounting change was comprised of the following:

                                                    Year Ended December 31,
                                       -----------------------------------------
                                           2005          2004          2003
                                           ----          ----          ----

         Domestic                        $  (983)      $ (3,447)      $(6,637)
         Foreign                           4,835          2,558         1,817
                                       ----------    -----------    ----------

                                         $ 3,852       $   (889)      $(4,820)
                                       ==========    ===========    ==========

The provision (benefit) for income taxes consists of the following:

                                                 Year Ended December 31,
                                     -----------------------------------------
                                         2005           2004          2003
                                         ----           ----          ----

Current:
       Federal                          $    -         $    -        $    -
       State                                678            610           644
       Foreign                            3,311          1,148           593
                                       ---------      ---------     ---------

       Total current                      3,989          1,758         1,237

Deferred:
       Federal                            3,086          3,085         3,151
       State                                928            927           867
       Foreign                             (268)         1,221           466
                                       ---------      ---------     ---------

       Total deferred                     3,746          5,233         4,484
                                       ---------      ---------     ---------

Income tax provision                    $ 7,735        $ 6,991       $ 5,721
                                       =========      =========     =========

         The provision (benefit) for income taxes differs from the amount of income tax provision (benefit) computed by applying the U.S. federal income tax rate to income before income taxes and cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:

                                                   Year Ended December 31,
                                            ------------------------------------
                                              2005          2004        2003
                                              ----          ----        ----

Computed statutory tax provision            $ 1,348      $  (311)     $(1,687)
  Increase/(decrease) resulting from:
     State and local taxes, net of
     federal benefit                          1,044          999        1,006
     Differential in foreign tax
     rates and tax credits                      834           49         (481)
     Change in valuation allowance           (8,301)       4,772        5,589
     Net operating loss reduction             9,349           -            -
     Amortization of goodwill                 3,410        3,410        3,414
     Other                                       51       (1,928)      (2,120)
                                           ---------    ---------    ---------

Income tax provision                        $ 7,735      $ 6,991      $ 5,721
                                           =========    =========    =========

Deferred tax liabilities and assets are comprised of the following:

                                                     December 31,
                                           --------------------------------
                                               2005               2004
                                               ----               ----
Deferred tax liabilities:
     Goodwill                               $(26,060)         $(22,064)
     Foreign deferred taxes                   (3,469)           (3,737)
                                           ----------        ----------

Total deferred tax liabilities               (29,529)          (25,801)

Deferred tax assets:
     Net operating losses                      7,996            14,584
     Property, plant and equipment             4,395             3,925
     Intangibles other than goodwill           2,717             3,212
     Vacation accrual                            432               531
     Employee benefits                           614               848
     Uniform capitalization                      423               506
     Allowance for doubtful accounts             554               707
     Inventory obsolescence reserve              516               459
     Warranty reserve                            443               627
  Other                                          528             1,520
                                           ----------        ----------

Total deferred tax assets                     18,618            26,919
Valuation allowance                          (18,618)          (26,919)
                                           ----------        ----------
Net deferred tax liabilities                $(29,529)         $(25,801)
                                           ==========        ==========

As of December 31, 2005 there was $22,125 of accumulated unremitted earnings from the Company's foreign subsidiaries on which deferred taxes have not been provided as undistributed earnings on foreign subsidiaries are considered to be indefinitely reinvested.

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

         As previously noted, the Company and its domestic subsidiaries (Kinetek Group) join in the annual filing of a U.S. federal consolidated income tax return with their ultimate parent company, Jordan Industries, Inc. (Parent). During 2004, Parent realized $90.4 million of cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. However, the Internal Revenue Code provides exceptions to the recognition of certain types of cancellation of indebtedness income for U.S. federal income tax purposes. These exceptions required the Parent and certain subsidiaries, including members of the Kinetek Group, to reduce net operating loss carryforwards. The gross net operating loss carryforward of Kinetek was reduced by $26.7 million.

9.       Long-Term Debt

         Long-term debt consists of the following:

                                                              December 31,
                                                     --------------------------
                                                       2005             2004
                                                       ----             ----
         10.75% Senior Notes,
           including $666 and $1,327
           of unamortized premium at
           December 31, 2005 and 2004,
           respectively (A)                         $270,666         $271,326
         Revolving Credit Facility (B)                16,972           12,244
         Subordinated Notes Payable (C)                1,500            1,500
         Capital leases (D)                              451              615
         5.0% Secured Senior Notes,
           including $1,433 and $2,358 of
           unamortized discount at
           December 31, 2005 and 2004,
           respectively (E)                           13,567           12,642
         10.0% Secured Senior Notes,
           including $396 and $652 of
           unamortized discount at
           December 31, 2005 and 2004,
           respectively (E)                           10,604           10,348
         Bank loans of foreign subsidiary (F)          4,820            7,506
         Loan payable to JV partner (G)                  620              887
                                                  -----------      -----------
                                                     319,200          317,068
         Current Portion                            (293,354)         (20,959)
                                                  -----------      -----------
                                                     $25,846         $296,109
                                                  -----------      -----------

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

         The fair value of the Senior Notes was approximately $253,800 at December 31, 2005. The fair value was calculated by multiplying the face amount by the market price at December 31, 2005.

(B) The Company's Loan and Security Agreement (Credit Agreement), expiring the earlier of December 18, 2006, or 30 days prior to the maturity date of the Senior Notes, is in the form of a revolving credit facility and provides for borrowings of up to $35,000 to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are limited by a borrowing base formula consisting of accounts receivable, inventory, machinery and equipment and real estate. Borrowings bear interest at a rate of prime plus 1.35% (8.4% at December 31, 2005), subject to change based on the Company's interest coverage ratio, as defined. Unused commitments under the revolving credit facility are subject to an availability fee of 0.375% per annum subject to change based on the Company's interest coverage ratio, as defined. Borrowings are secured by the stock and substantially all of the assets of the Company. The Company had $6,118 of borrowing capacity under the Credit Agreement as of December 31, 2005.

         The Credit Agreement contains covenants which, among other things, provide for a minimum level of interest coverage, as defined, and limit the Company's ability to incur additional indebtedness, create liens, make restricted payments, engage in affiliate transactions or mergers and consolidations, and make asset sales.

         The Credit Agreement expires December 18, 2006. The Company intends to replace the credit facility made under the Credit Agreement in 2006. Management is confident such refinancing can be obtained under favorable terms to the Company, however, such terms will be subject to market conditions which may change significantly.

(C) The Subordinated Notes Payable at December 31, 2005 consists of a $1,500 note payable to the former shareholder of Merkle-Korff, a subsidiary of the Company, and is due on January 1, 2007 and bears interest at 9% per annum.

(D) Interest rates on capital leases range from 6.4% to 7.6% and mature in installments through 2010.

         The future minimum lease payments as of December 31, 2005 under capital leases consist of the following:

         2006                                                       $336
         2007                                                        143
         2008                                                         14
         2009                                                         14
         2010                                                          1
                                                                --------
            Total                                                    508
         Less amount representing interest                           (57)
                                                                --------
         Present value of future minimum lease payments             $451
                                                                ========

         The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2005.

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

(F) One of the Company's foreign subsidiaries has bank loans of $4,820 and $7,506 as of December 31, 2005 and 2004, respectively. Interest rates on these loans range from 5.6% to 6.1% and mature in 2006. The Company plans to renew these loans as they mature.

(G) The Company has a loan due to a joint venture partner of one of its foreign subsidiaries of $620 and $887 as of December 31, 2005 and 2004, respectively. The interest rate on the loan is 5.6% and matures in April of 2006.

         Aggregate maturities of long-term debt at December 31, 2005 are as follows:

          2006            $293,354
          2007              25,819
          2008                  13
          2009                  13
          2010                   1
                        -----------
                          $319,200
                        ===========


As noted above, 92% of the Company's long-term debt matures within the next year. Currently, the Company is contemplating various avenues of refinancing this debt, and Management is confident that it will do so prior to the maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.


10.      Operating Leases

         The Company leases certain land, buildings, and equipment under noncancellable operating lease agreements expiring in various years through 2011. Minimum future lease payments, by year, under noncancellable operating leases, including those with related parties (Note 10), are as follows at December 31, 2005:

                2006                      $ 3,168
                2007                        2,968
                2008                        2,818
                2009                        2,273
                2010                        1,806
                Thereafter                    700
                                        ----------
                                          $13,733
                                        ==========

         Total rent expense was $3,397, $3,305 and $3,041 for the years ended December 31, 2005, 2004 and 2003, respectively.

11.     Benefit Plans

         Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,293, $1,068 and $1,324 for the years ended December 31, 2005, 2004 and 2003, respectively.

         FIR provides for a severance liability for all employees at 7.8% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the

Company and approximated $3,007 and $3,358 at December 31, 2005 and 2004, respectively, which is included in other non-current liabilities in the Company's balance sheets.

12.      Related Party Transactions

Services Agreements. The Company and each of its subsidiaries are subject to the following four agreements and arrangements with JII:

         First, the Company and each of its subsidiaries are parties to a transaction advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which the Company and its subsidiaries are charged by JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties (which were $0, $73 and $0 in 2005, 2004, and 2003, respectively); (ii) financial advisory fees of up to 1.0% of debt, equity, or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which was $0 in 2005, 2004 and 2003, respectively); and (iii) reimbursement for JII's out-of-pocket costs in connection with providing such services (which was $0 in 2005, 2004 and 2003). Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Parent, are directors and shareholders of JII.

         Second, the Company and each of its subsidiaries are parties to a management consulting agreement (the "Subsidiary Consulting Agreement") with JII, pursuant to which the Company and its subsidiaries pay JII annual consulting fees of the greater of (i) 3.0% of the Company's net income before interest, tax, depreciation and amortization and other non-cash charges, or (ii) 1.0% of the Company's net sales for such services and are required to reimburse JII for its out-of-pocket costs related to its services. Pursuant to the Subsidiary Consulting Agreement, JII (but not JII's affiliates) is obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the motors, gears and motion control industries to the Company, and JII is not permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid approximately $3,366, $3,193 and $2,916 for the years ended December 31, 2005, 2004 and 2003, respectively, which are reflected as Management Fees and Other in the Consolidated Statement of Operations.

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

         In accordance with the JI Properties Services Agreement and the Transition Agreement, such combined charges were $4,634, $5,807 and $7,084 for the years ended December 31, 2005, 2004 and 2003, respectively, and are reflected within Selling, General, and Administrative expenses in the Consolidated Statement of Operations.

         The above agreements expire in December 2011, but are automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

         Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for U.S. federal income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries owes to JII an amount determined by reference to each entity's separate return tax liability as defined in Treasury Regulation Section 1.1552-1(a)(2) (ii). For the years ended December 31, 2005, 2004 and 2003, income tax payments made by the Company to JII under the Tax Sharing Agreement were $0.

         Related Party Leases. The Company leases certain plants, warehouses, and offices under leases with affiliated entities. Rent expense, including real estate taxes attributable to these leases, amounted to $1,511, $1,614 and $1,653 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum rental payments required under these leases are as follows:

                    2006                     $1,589
                    2007                      1,364
                    2008                      1,220
                    2009                      1,184
                    2010                      1,184
                    Thereafter               $  493


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

         Legal Fees. An individual who is a shareholder, General Counsel and Assistant Secretary of the Parent is also a partner in a law firm used by the Company. The firm was paid $174, $174 and $277 in fees and expenses during the years ended December 31, 2005, 2004 and 2003, respectively. The rates charged to the Company were at arms-length.

         Due from Affiliate. The Company has a net receivable from JII of $8,504 and $8,415 at December 31, 2005 and 2004, respectively, that is reflected in the consolidated balance sheets as "due from affiliated company".

13.      Additional Purchase Price Arrangements

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

14.      Segment Data

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

   Summary financial information by business segment is as follows:

                                                                      Year Ended
                                                                     December 31,
                                             -----------------------------------------------------
                                                 2005                2004              2003
                                                 ----                ----              ----
Net Sales
Motors                                          $252,128           $230,372          $201,654
Controls                                          85,396             83,495            76,655
                                               ----------         ----------        ----------
                                                $337,524           $313,867          $278,309
                                               ==========         ==========        ==========

Operating Income and Income
(Loss) before Income Tax
Motors                                          $ 40,495           $ 36,291          $ 35,458
Controls                                          13,326             10,571             8,686
Corporate Expenses (1)                           (13,169)           (12,709)          (14,096)
                                               ----------         ----------        ----------
   Total Operating Income                         40,652             34,153            30,048
Interest Expense                                 (35,739)           (35,592)          (34,876)
Interest Income                                      129                169               140
Miscellaneous, net                                (1,190)               381              (132)
                                               ----------         ----------        ----------
   Income (loss)
    before Income Tax                           $  3,852           $   (889)         $ (4,820)
                                               ==========         ==========        ==========


Identifiable Assets
Motors                                          $274,814           $276,007          $263,411
Controls                                          70,573             67,441            65,675
Corporate                                         26,270             28,648            22,651
                                               ----------         ----------        ----------
                                                $371,657           $372,096          $351,737
                                               ==========         ==========        ==========

Capital Expenditures
Motors                                          $  3,757           $  3,516          $  3,240
Controls                                             310                482               793
                                               ----------         ----------        ----------
                                                $  4,067           $  3,998          $  4,033
                                               ==========         ==========        ==========

Depreciation
Motors                                          $  4,448           $  4,281          $  5,235
Controls                                             929              1,206             1,486
                                               ----------         ----------        ----------
                                                $  5,377           $  5,487          $  6,721
                                               ==========         ==========        ==========

Amortization of Intangibles
Motors                                          $    126           $    134          $    169
Controls                                              -                  -                 -
                                               ----------         ----------        ----------
                                                $    126           $    134          $    169
                                               ==========         ==========        ==========



(1) Fees paid to JII under the Services Agreements (Note 11) are included in corporate expenses.






        Summary financial information by geographic area is as follows:

                                                              Year Ended
                                                             December 31,
                                          -----------------------------------------------
                                               2005             2004             2003
                                               ----             ----             ----
Net sales to
unaffiliated customers
North America                               $267,867         $246,865         $229,011
Europe                                        52,948           50,982           42,138
Asia                                          16,709           16,020            7,160
                                          -----------      -----------      -----------
                                            $337,524         $313,867         $278,309
                                          ===========      ===========      ===========

Identifiable long-lived assets
(including intangible assets)
North America                               $193,588         $193,021         $193,589
Europe                                        14,388           15,500           14,497
Asia                                          16,189           15,610           15,900
                                          -----------      -----------      -----------
                                            $224,165         $224,131         $223,986
                                          ===========      ===========      ===========

15.      Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets".

During the fourth quarter of 2005, 2004 and 2003, the Company performed its annual impairment review, all of which resulted in no impairment.

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

The changes in the carrying amount of goodwill for the year ended December 31, 2005 were as follows:

                                              Motors          Controls       Consolidated
                                          --------------   --------------   --------------
Balance as of January 1, 2004                $144,491         $ 35,870         $180,361
 Impact of foreign exchange
  fluctuations                                    780               -               780
                                            ----------       ----------       ----------
Balance as of January 1, 2005                $145,271         $ 35,870         $181,141

Purchase price adjustment                          -                81               81
 Impact of foreign exchange
  fluctuations                                   (486)              -              (486)
                                            ----------       ----------       ----------
Balance at December 31, 2005                 $144,785         $ 35,951         $180,736
                                            ==========       ==========       ==========



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

18.      Warranties

         The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the year are as follows:

                                                   2005        2004
                                                ---------    ---------
       Balance, beginning of year                $ 1,934      $ 1,615
       Warranties issued                             213          572
       Change in estimate                           (537)          -
       Settlements                                  (409)        (253)
                                                ---------    ---------
       Balance, end of year                      $ 1,201      $ 1,934
                                                ---------    ---------

19.      Research and Development Costs

         The Company incurred $4,603, $4,542 and $4,084 of research and development costs during 2005, 2004 and 2003, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------
         None.


Item 9A. CONTROLS AND PROCEDURES
         -----------------------
         Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, we, with the participation of our chairman and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on such evaluation, our chairman and our chief financial officer have concluded that our disclosure controls and procedures were effective.

         Since December 31, 2005, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
         -----------------
         None.


      Part III
      --------
Item 10. DIRECTORS AND EXECUTIVE OFFICERS
         --------------------------------
         The following sets forth the names and ages of the Company's directors, executive officers (and those of our Parent) and other key employees and the positions they hold as of the date of this annual report:

       Name                     Age           Position with Company
     Thomas H. Quinn            58       Chairman of Company and Parent
     D. Randall Bays            50       President and Chief Operating Officer
                                         of Company and Director of Parent
     Daniel D. Drury            44       Chief Financial Officer of Company
                                         and Parent
     Richard D. Meyer           57       President, Merkle-Korff Industries
     Paolo Bergamaschi          36       President, FIR Group
     James M. Jackson           46       President, Advanced DC Motors
     Jonathan F. Boucher        49       Director of Parent
     John W. Jordan, II         58       Director of Company and Parent
     David W. Zalaznick         51       Director of Parent
     John D. Simms, Sr.         78       Director of Parent

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

Executive Compensation

         The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 2005 to those persons who were, (i) the Company's chief executive officer and (ii) the Company's most highly compensated executive officers other than the chief executive officer whose total salary and bonus exceeded $100,000 during such period.

                                                                                                   Long Term
                                                        Annual Compensation                      Compensation
                                                        -------------------                      ------------
Name and                                                                   Other Annual              LTIP
Principal Position            Year          Salary            Bonus        Compensation(1)          Payouts
------------------            ----          ------            -----        ---------------          -------
Thomas H. Quinn (2)
 Chairman of the
 Board and Chief
 Executive Officer            2005         $      -         $      -            $    -            $    -
                              2004         $      -         $      -            $    -            $    -
                              2003         $      -         $      -            $    -            $    -

D. Randall Bays
 President and
 Chief Operating
 Officer                      2005         $ 388,808        $ 110,000           $    -            $ 150,000
                              2004         $ 342,019        $ 100,000           $    -            $ 125,000

Daniel D. Drury
 Chief Financial
 Officer                      2005         $ 210,000        $ 100,000           $    -            $    -
                              2004         $ 205,833        $ 55,000            $    -            $    -
                              2003         $ 180,000        $                   $    -            $    -

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

Compensation Committee Interlock and Insider Participation

         The Board of Directors does not maintain a Compensation Committee. During fiscal 2005, however, Messrs. Boucher, Jordan and Quinn participated in deliberations of the Board of Directors concerning executive officer compensation. During 2005, certain of the foregoing executive officers of the Company served and currently serve as directors, executive officers and members of a compensation committee of another entity, one of whose executive officers served and currently serves as a director of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
         All of the outstanding common stock of the Company is owned by Parent. The table below sets forth as of March 15, 2006 certain information regarding beneficial ownership of the two classes of common stock of Parent (Class A and Class B) held by (i) each of its directors and executive officers who own shares of Class B common stock of Parent, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent indicated as beneficially owned by them, except as otherwise noted.

                                                    Amount of Beneficial
                                                        Ownership (1)
                                            -----------------------------------
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


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

         Service Agreements. The Company, our parent, and substantially all of our subsidiaries are parties to a transaction advisory agreement (the "Subsidiary Advisory Agreement") with JII, pursuant to which we and our subsidiaries pay JII (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving us and our subsidiaries or their respective businesses or properties (which were $0, $73 and $0 in 2005, 2004 and 2003 pursuant to this agreement or the predecessor agreement, as applicable); (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving us or such subsidiary, in each case, arranged with the assistance of JII or its affiliates (which were $0, $0 and $0 in 2005, 2004 and 2003 pursuant to this agreement or the predecessor agreement, as applicable); and (iii) reimbursement of JII's out-of-pocket costs in connection with providing such services (which were $0 in 2005, 2004 and 2003, pursuant to this agreement or the predecessor agreement, as applicable). The amount of such fees payable in each such transaction will be no less favorable to us than those that could be obtained from comparable, unaffiliated third parties. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Advisory Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Mssrs. Jordan, Quinn, Boucher and Zalaznick, directors of Holdings, are directors and shareholders of JII.

         The Company, our parent and substantially all of our subsidiaries are parties to a management consulting agreement (the "Subsidiary Consulting Agreement"), pursuant to which we pay JII annual consulting fees (directly and through our Parent) of the greater of (i) 3.0% of our net income before interest, tax, depreciation and amortization and other non-cash charges of ours, or (ii) 1.0% of our net sales, and are required to reimburse JII for its out-of-pocket costs related to its services. We are not required to pay such fees (a) if and to the extent expressly prohibited by the provisions of any credit or financing arrangements, (b) if we have not paid cash interest on any interest payment date, or (c) we have not paid cash dividends on any dividend payment date or have not made redemptions on any redemption date, as applicable under our certificate of incorporation or other governing documents. Any required payment which is not paid when due shall accrue and bear interest at 10% per annum. If we acquire or create any new subsidiaries, we will cause them to be subject to this agreement. The Subsidiary Consulting Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In accordance with this agreement or the predecessor of this agreement pursuant to which we only paid under clause (ii) above, we were charged approximately $3,366, $3,193 and $2,916 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

         In accordance with the JI Properties Services Agreement and the Transition Agreement, such charges were $4,634, $5,807 and $7,084 for the years ended December 31, 2005, 2004 and 2003, respectively. The JI Properties Services Agreement and the Transition Agreement expires in December 2011, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

         Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a Tax Sharing Agreement (the "Tax Sharing Agreement") between JII and each of its consolidated subsidiaries for U.S. Federal income tax purposes. Pursuant to the Tax Sharing Agreement, the Company and each of its consolidated subsidiaries owes to JII an amount determined by reference to each entity's separate return tax liability as defined in Treasury Regulation Section 1.1552-1(a)(2)(ii). For the year ended December 31, 2005 no payments were made by the Company to JII under the Tax Sharing Agreement.

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

         Merkle-Korff Leases. Merkle-Korff leases some of its plants, warehouse and offices under a net lease (the "Merkle-Korff Leases") from companies controlled by John Simms, Sr., a Director of the Company. Rent expenses, including real estate taxes attributable to the Merkle-Korff Leases, amounted to $303 for the year ended December 31, 2005. The Company has agreed to pay future minimum rental payments under the Merkle-Korff Leases amounting to approximately $267 for the year ended December 31, 2006. The Company has the right of first refusal to buy these facilities from Mr. Simms. See Note 10 to the Company's Consolidated Financial Statements. The Company believes the terms of the Merkle-Korff Leases are comparable to the terms it would obtain from a non-affiliated party.

         Motion Control Leases. Motion Control leases substantially all of its production and office space under noncancellable operating leases from a limited partnership whose partners include officers of Motion Control. These leases expire in 2011. Rent expense under the leases was $1,135 for the year ended December 31, 2005. The Company believes the terms of the Motion Control leases are comparable to the terms it would obtain from a non-affiliated party.

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


Item 14. PRINCIPAL ACCOUNTANT FEES & SERVICES
         ------------------------------------
         The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by Ernst & Young LLP during those periods.


                                   2005          2004
                                   ----          ----
Audit                             $ 616         $ 646
Tax Fees                             85           298
Audit-Related Fees                    -             -
                                 -------       -------
  Total                           $ 701         $ 944
                                 -------       -------

Part IV
-------
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

Documents filed as part of this report:

(1) Financial Statements
    --------------------
    Reference is made to the Index to Consolidated Financial Statements Appearing in Item 8, which Index is incorporated herein by reference.

(2) Financial Statement Schedule
    ----------------------------
    The following financial statement schedule for the years ended December 31, 2005, 2004 and 2003 is submitted herewith:

               Item                                            Page Number
               ----                                            -----------
    Schedule II - Valuation and qualifying accounts                57

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

                                             KINETEK, INC.


                                             By  /s/ Thomas H. Quinn
                                                 -----------------------------
Dated:  March 24, 2006                           Thomas H. Quinn
                                                 Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             By  /s/ Thomas H. Quinn
                                                 -----------------------------
Dated:  March 24, 2006                           Thomas H. Quinn
                                                 Chairman of the Board

                                             By  /s/ John W. Jordan II
                                                 -----------------------------
Dated:  March 24, 2006                           John W. Jordan II
                                                 Director

                                             By  /s/ Daniel D. Drury
                                                 -----------------------------
Dated:  March 24, 2006                           Daniel D. Drury
                                                 Chief Financial Officer

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

21.1*    Subsidiaries of Kinetek, Inc.

31.1*    Certification of Thomas H. Quinn

31.2*    Certification of Daniel D. Drury

32.1* Certification of Thomas H. Quinn pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2* Certification of Daniel D. Drury pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* filed herewith




                                                                                             Schedule II

                                                     KINETEK, INC.
                                           VALUATION AND QUALIFYING ACCOUNTS
                                                (dollars in thousands)

                                                                 Additions
                               Balance at        Additions       Charged to     Write Offs                 Balance at
                               Beginning           due to        Costs and        Net of                     end of
                               of Period        acquisitions      Expenses      Recoveries     Other(1)      Period
December 31, 2005:
  Allowance for
  doubtful accounts             $4,110                 -              256         (2,162)         233         $ 2,437

  Deferred Tax
  Valuation
  Allowance                    $26,919                 -                -              -       (8,301)        $18,618

December 31, 2004:
  Allowance for
  doubtful accounts             $4,579                 3              499         (1,056)          88         $ 4,110

  Deferred Tax
  Valuation
  Allowance                    $22,147                 -            4,772              -            -         $26,919

December 31, 2003:
  Allowance for
  doubtful accounts             $4,327                 3              729           (913)         433         $ 4,579

  Deferred Tax
  Valuation
  Allowance                    $16,558                 -            5,589              -            -         $22,147

(1) Changes in Allowance for doubtful accounts resulting from foreign currency translations. Changes in Deferred Tax Valuation Allowance resulting from decrease in Deferred Tax Asset base.

