Form 10-Q
period 2006-03-31
KINETEK INC
filed 2006-05-15
CIK 1029864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2006                Commission File Number 333-19257

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

           Securities registered pursuant to Section 12(b) of the Act:

                      Name of Each Exchange
Title of Each Class    On Which Registered
-------------------   --------------------
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

Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer  X
                        ---                   ---                       ---

     Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

          Yes     No  X
              ---    ---

     The number of shares outstanding of Registrant's Common Stock as of May 15, 2006: 100.

                                  KINETEK, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                    3

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                11

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                        13

Item 4. Controls and Procedures                                            13

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  14

Item 2. Changes in Securities and Use of Proceeds                          14

Item 3. Defaults Upon Senior Securities                                    14

Item 4. Submission of Matters to a Vote of Security
        Holders                                                            14

Item 5. Other Information                                                  14

Item 6. Exhibits and Reports on Form 8-k                                   14

        Signatures                                                         15

                                                                        PAGE NO.
                                                                        --------
                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheets at March 31, 2006
and December 31, 2005                                                        4

Condensed Consolidated Statements of Operations for the
three months ended March 31, 2006 and 2005                                   5

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2006 and 2005                                                6

Notes to Condensed Consolidated Financial Statements                      7-10

                                  KINETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                     March 31,    December
                                                        2006      31, 2005
                                                    -----------   --------
                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                          $  6,806    $ 11,676
   Accounts receivable, net                             69,171      65,485
   Inventories                                          59,669      54,252
   Prepaid expenses and other current assets             3,442       3,650
   Taxes receivable                                      1,658       1,926
   Assets from discontinued operation                      391         415
                                                      --------    --------
      Total Current Assets                             141,137     137,404
Property, plant, and equipment, net                     27,885      28,754
Goodwill, net                                          180,806     180,736
Deferred financing costs, net                            1,338       1,999
Due from affiliated company                              8,200       8,504
Investment in affiliate                                 12,344      12,344
Other non-current assets, net                            2,597       2,331
                                                      --------    --------
      Total Assets                                    $374,307    $372,072
                                                      ========    ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                   $ 36,962    $ 33,715
   Accrued interest payable                             11,972       4,337
   Accrued expenses and other current liabilities       12,154      12,282
   Current portion of long term debt                   285,265     293,354
                                                      --------    --------
      Total Current Liabilities                        346,353     343,688
Long-term debt                                          24,651      25,846
Deferred income taxes                                   30,669      29,529
Other non-current liabilities                            5,174       5,203
Shareholders' Deficit:
   Common Stock                                             --          --
   Additional paid-in-capital                           50,006      50,006
   Accumulated deficit                                 (86,880)    (85,455)
   Accumulated other comprehensive income                4,334       3,255
                                                      --------    --------
      Total Shareholders' Deficit                      (32,540)    (32,194)
                                                      --------    --------
      Total Liabilities and Shareholders' Deficit     $374,307    $372,072
                                                      ========    ========

     See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                       Three Months
                                                     Ended March 31,
                                                    -----------------
                                                      2006      2005
                                                    -------   -------
Net Sales                                           $86,887   $80,277
Cost of sales, excluding
   depreciation                                      62,242    58,044
Selling, general and
   administrative expenses                           12,361    12,987
Depreciation and Amortization                         1,329     1,376
Management fees and other                               890       793
                                                    -------   -------
      Operating Income                               10,065     7,077
Other (income)/ expense:
   Interest expense                                   8,957     8,831
   Interest income                                      (34)      (49)
   Miscellaneous, net                                   847        11
                                                    -------   -------
Income / (loss) from continuing operations before
income taxes                                            295    (1,716)
Income tax provision                                  1,691     1,727
                                                    -------   -------
Loss from continuing operations, net of taxes        (1,396)   (3,443)
Loss from discontinued operations, net                  (29)     (640)
                                                    -------   -------
Net Loss                                            $(1,425)  $(4,083)
                                                    =======   =======

     See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         2006       2005
                                                       --------   -------
Cash flows from operating activities:
   Net loss                                            $(1,425)   $(4,083)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                         1,329      1,376
   Amortization of deferred financing fees, bond
      premium and discount on senior secured notes         805        802
   Gain on sale of real property                          (307)        --
   Deferred income taxes                                 1,140      1,801
Changes in operating assets and liabilities:
   Current assets                                       (8,627)    (1,636)
   Current liabilities                                  10,754      5,997
   Net change in assets and liabilities from
      discontinued operation                                24        700
   Non-current assets and liabilities                     (474)         4
   Due from affiliated company                             304       (716)
                                                       -------    -------
   Net cash provided by operating activities             3,523      4,245
Cash flows from investing activities:
   Acquisition of business                                  --       (481)
   Proceeds from sale of real property                     739         --
   Capital expenditures, net                              (706)      (681)
                                                       -------    -------
   Net cash provided by(used in)investing activities        33     (1,162)
Cash flows from financing activities:
   Net repayments under revolving credit
      facility and other long-term debt                 (9,461)    (5,129)
                                                       -------    -------
   Net cash used in by financing activities             (9,461)    (5,129)
Effect of exchange rate changes on cash                  1,035        880
                                                       -------    -------
Net change in cash and cash equivalents                 (4,870)    (1,166)
Cash and cash equivalents at beginning of period        11,676     10,863
                                                       -------    -------
Cash and cash equivalents at end of period             $ 6,806    $ 9,697
                                                       =======    =======

     See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

1.   ORGANIZATION

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and which are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2005, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

Approximately 92% of the Company's long-term debt matures within the next 12 months. Currently, the Company is contemplating various avenues of refinancing this debt, and Management is confident that it will do so prior to the maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Kinetek, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure timely preparation of the condensed consolidated financial statements. Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 presentation.

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). SFAS 155 is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption to have a material impact.

3.   INVENTORIES

Inventories are summarized as follows:

                  March 31,   December 31,
                     2006         2005
                  ---------   ------------
Raw materials      $33,115       $30,163
Work in process     13,214        12,062
Finished goods      13,340        12,027
                   -------       -------
                   $59,669       $54,252
                   =======       =======

4.   COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2006 and 2005 are as follows:

                                           Three Months Ended
                                                March 31,
                                           -------------------
                                             2006       2005
                                           --------   --------
Net loss                                   $(1,425)   $(4,083)
Foreign currency Translation adjustments     1,079      1,254
                                           -------    -------
Comprehensive loss                         $  (346)   $(2,829)
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

6.   BUSINESS SEGMENT INFORMATION

Summary financial information included in the financial statements of the Company is as follows:

                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                               2006      2005
                                             -------   -------
Net sales
   Motors                                    $65,939   $60,207
   Controls                                   20,948    20,070
                                             -------   -------
                                              86,887    80,277
Operating income
   Motors                                     10,273     8,580
   Controls                                    2,840     2,039
                                             -------   -------
                                              13,113    10,619
Management fees and unallocated
   corporate overhead                          3,048     3,542
                                             -------   -------
Total operating income                        10,065     7,077
Interest expense                               8,957     8,831
Interest income                                  (34)      (49)
Miscellaneous, net                               847        11
                                             -------   -------
Income / (Loss) from continuing operations
   before income taxes                       $   295   $(1,716)
                                             =======   =======

7.   DISCONTINUED OPERATION

During 2004, the Company undertook a plan to sell Electrical Design and Control ("ED&C"), a wholly-owned subsidiary.

Summarized selected financial information for the discontinued operation is as follows:

                                      THREE MONTHS
                                    ENDED MARCH 31,
                                    ---------------
                                     2006    2005
                                     ----   -----
Revenues                             $ --   $ 868
Loss from discontinued operations     (29)   (640)

The major classes of assets and liabilities of the discontinued operation is as follows:

                                        MARCH 31,   DECEMBER 31,
                                           2006         2005
                                        ---------   ------------
Current assets, net of allowances          $391         $415
                                           ----         ----
Total assets                                391          415
Current liabilities                          --           --
                                           ----         ----
Net assets of discontinued operations      $391         $415
                                           ====         ====

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

9.   WARRANTIES

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the three months ended March 31, 2006 and 2005 are as follows:

                              2006     2005
                             ------   ------
Balance, beginning of year   $1,201   $1,934
Warranties issued                35      179
Change in estimate               --     (225)
Settlements                     (15)     (98)
                             ------   ------
Balance, end of period       $1,221   $1,790
                             ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statement regarding the Company in this document that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations about future events, which the Company has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the industry in which the Company operates, the dependence on senior management, maintaining sufficient working capital financing, competitive pressures, general economic conditions and a softening of consumer acceptance of the Company's products leading to a decrease in anticipated revenue and gross profit margins. For additional information, see "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net sales were $86.9 million during the first three months of 2006, an increase of $6.6 million, or 8.2%, from the same period in 2005. Sales of the Company's Motors segment were $65.9 million for the first quarter of 2006, up $5.7 million, or 9.5%, from the previous year. Sales of subfractional motor products increased by $2.5 million on strong sales to major appliance customers and gearmotors sold to manufacturers of alternative fuel pellet stoves. Sales of fractional and integral motor products increased by $3.2 million from the first three months of 2005. The higher sales were due to favorable conditions in most of the Company's principal markets, particularly for commercial floor care and industrial applications, and the continuation of gains in market share from new product introductions, such as an AC motor used in material handling applications that traditionally used DC motors. These gains were offset in part by the impact of the Euro, which was weaker against the dollar compared to the first quarter of 2005. The weaker Euro accounted for approximately $1.0 million in lower sales in 2006. Sales of the Company's Control segment increased $0.9 million, or 4.4%, to $20.9 million. The sales growth is primarily attributable to increased sales of the "I" family of elevator control products, which were partly offset by cannibalized sales of the Company's traditional control products.

Operating income increased 42.2%, from $7.1 million in the first quarter of 2005 to $10.1 million in the first quarter of 2006. Gross margin increased 10.8% to $24.6 million in the first three months of 2006 from $22.2 million in 2005. Gross margin increased from 27.7% of sales in 2005 to 28.4% in 2006. The increased gross margin is primarily attributable to the sales increases described above. In addition, several key factors affected the gross margin amount and percentage of sales: 1) During the first quarter of 2005, the Company incurred approximately $0.7 million in expenses and operating inefficiencies associated with the integration of the O. Thompson operations which were acquired in September, 2004, and other facility rationalization actions. These expenses had a favorable impact on the first quarter of 2006 in comparison with the previous year. 2) Since 2003, the Company has experienced severe increases in market prices paid for parts used in the assembly of motors, especially copper, steel, and zinc, and increases in the prices of plastic components and freight and transportation associated with rising global oil prices. 3) The Company has increased revenue by raising prices to customers and imposing surcharges linked to the cost of key commodities to partially offset the aforementioned inflation. 4) The Company's ongoing productivity actions, including rationalization of facilities and relocation of production to low-cost locales, have a favorable impact on gross margin, further offsetting the aforementioned inflation.

Selling, general, and administrative expenses were $12.4 million for the quarter ended March 31, 2006, down $0.6 million from $13.0 million in the same period of 2005. The reduction is primarily driven by the timing of certain normal corporate overhead expenses which are expected to be incurred later in 2006. In addition, a $0.3 million gain from the sale of its land and building, once associated with its Gear Research facility, was recorded as a reduction of these expenses.

LIQUIDITY AND CAPITAL RESOURCES

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. In the short term, the Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its Credit Agreement. As our 10 3/4% Senior Notes mature on November 15, 2006, and the Credit Agreement expires on the earlier of December 18, 2006 or 30 days prior to the maturity of the Company's Senior Notes, the Company is actively pursuing alternative financing which would satisfy our existing creditors while providing working capital necessary to support ongoing operations and the Company's acquisition strategy. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2006 was $3.5 million, compared to $4.2 million for the three months ended March 31, 2005. The unfavorable performance year over year in cash is attributable to the increase in working capital, slightly offset by the higher operating income discussed under "Consolidated Results of Operations". Working capital increases consisted mainly of a $3.7 million increase in accounts receivable and $5.4 million increase in inventory. These unfavorable changes were partly offset by a favorable change in our current liabilities as accounts payable and accrued interest increased by $2.6 million and $7.6 million, respectively.

Investing activities. In the three months ended March 31, 2006, net cash provided by investing activities was $33 thousand for investing activities, compared to $1.2 million used in the same period of 2005. The favorable change was primarily caused by acquisition costs of $0.5 million for O Thompson, a New York-based elevator control company, during the first quarter of 2005. No such acquisition costs were incurred during the three months ended March 31, 2006. Additionally, during the first quarter of 2006, the Company sold its land and building related to its former Gear Research facility which was closed at the end of 2004. Proceeds from the sale were $0.7 million, which generated a gain of $0.3 million recorded as a reduction of selling, general, and administrative expenses.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of March 31, 2006, the Company had approximately $19.3 million of available funds under this Credit Agreement. The Credit Agreement expires the earlier of December 18, 2006, or 30 days prior to the maturity of the Company's Senior Notes.

Approximately 92% of the Company's long-term debt matures within the next 12 months. Currently, the Company is contemplating various avenues of refinancing this debt, and Management is confident that it will do so prior to the maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

The Company is in compliance with the provisions of its Indentures.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). SFAS 155 is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2006 the Company had variable rate debt outstanding of $6.4 million. A one-percentage point increase in interest rates would not have a material effect on the amount of annual interest paid. The Company does not believe that its market risk from financial instruments on March 31, 2006 would have a material effect on future operations or cash flow.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS None

ITEM 1A. RISK FACTORS
     No significant changes since December 31, 2005.

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

                                        KINETEK, INC.


                                        By: /s/ Daniel Drury
                                            ------------------------------------
                                            Daniel Drury
                                            Chief Financial Officer

May 15, 2006

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 31.1*    Certification of Thomas H. Quinn

 31.2*    Certification of Daniel D. Drury

 32.1*    Certification of Thomas H. Quinn pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

 32.2*    Certification of Daniel D. Drury pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002