Form 10-Q
period 2006-06-30
KINETEK INC
filed 2006-08-14
CIK 1029864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For quarter ended June 30, 2006           Commission File Number 333-19257

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

           Yes [X]  No [ ]


         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

      Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

           Yes [ ]  No [X]

      The number of shares outstanding of Registrant's Common Stock as of August 14, 2006: 100.

                                  KINETEK, INC.

                                      INDEX

 PART I     FINANCIAL INFORMATION                                PAGE NO.
 ------     ---------------------                                --------

 Item 1.    Financial Statements (Unaudited)                         3

 Item 2.    Management's Discussion and Analysis of Financial       11
            Condition and Results of Operations

 Item 3.    Quantitative and Qualitative Disclosures About          14
            Market Risk

 Item 4.    Controls and Procedures                                 14

 PART II    OTHER INFORMATION
 -------    -----------------

 Item 1.    Legal Proceedings                                       15

 Item 2.    Changes in Securities and Use of Proceeds               15

 Item 3.    Defaults Upon Senior Securities                         15

 Item 4.    Submission of Matters to a Vote of Security             15
            Holders

 Item 5.    Other Information                                       15

 Item 6.    Exhibits and Reports on Form 8-k                        15

            Signatures                                              16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                               PAGE NO.
         --------------------------------                               --------

Condensed Consolidated Balance Sheets at June 30, 2006                     4
and December 31, 2005

Condensed Consolidated Statements of Operations for the                    5
three and six months ended June 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the six months         6
ended June 30, 2006 and 2005

Notes to Condensed Consolidated Financial Statements                      7-10

                                  KINETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                        June 30,       December 31,
                                                          2006             2005
                                                       ----------       ----------
                                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                            $    9,315       $   11,676
  Accounts receivable, net                                 72,721           65,485
  Inventories                                              63,162           54,252
  Prepaid expenses and other current assets                 3,310            3,650
  Taxes receivable                                          1,101            1,926
  Assets from discontinued operation                          373              415
                                                       ----------       ----------
       Total Current Assets                               149,982          137,404

Property, plant, and equipment, net                        28,265           28,754
Goodwill, net                                             181,101          180,736
Deferred financing costs, net                                 676            1,999
Due from affiliated company                                 8,884            8,504
Investment in affiliate                                    12,344           12,344
Other non-current assets, net                               2,939            2,331
                                                       ----------       ----------
       Total Assets                                    $  384,191       $  372,072
                                                       ==========       ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                     $   43,690       $   33,715
  Accrued interest payable                                  4,187            4,337
  Accrued expenses and other current liabilities           12,638           12,282
  Current portion of long term debt                       315,415          293,354
                                                       ----------       ----------
       Total Current Liabilities                          375,930          343,688

Long-term debt                                                173           25,846
Deferred income taxes                                      31,769           29,529
Other non-current liabilities                               5,128            5,203

Shareholders' Deficit:
  Common Stock                                                 --               --
  Additional paid-in-capital                               50,006           50,006
  Accumulated deficit                                     (84,056)         (85,455)
  Accumulated other comprehensive income                    5,241            3,255
                                                       ----------       ----------
      Total Shareholders' Deficit                         (28,809)         (32,194)
                                                       ----------       ----------
      Total Liabilities and Shareholders' Deficit      $  384,191       $  372,072
                                                       ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                        -------------------------       -------------------------
                                           2006            2005            2006            2005
                                        ---------       ---------       ---------       ---------
Net Sales                               $  96,462       $  87,433       $ 183,349       $ 167,710
Cost of sales, excluding
   depreciation                            68,878          61,784         131,120         119,829
Selling, general and
   administrative expenses                 11,420          12,362          23,781          25,348
Depreciation and Amortization               1,336           1,368           2,665           2,744
Management fees and other                     963             874           1,853           1,667
                                        ---------       ---------       ---------       ---------

         Operating Income                  13,865          11,045          23,930          18,122

Other (income)/ expense:
   Interest expense                         9,028           8,986          17,985          17,817
   Interest income                            (16)            (16)            (50)            (65)
   Miscellaneous, net                         (60)            (40)            787             (29)
                                        ---------       ---------       ---------       ---------

Income from continuing operations
   before income taxes                      4,913           2,115           5,208             399

Income tax provision                        2,089           2,187           3,780           3,914
                                        ---------       ---------       ---------       ---------

Income/(loss) from continuing
   operations, net of taxes                 2,824             (72)          1,428          (3,515)

Loss from discontinued operations,
   net                                         --            (391)            (29)         (1,031)
                                        ---------       ---------       ---------       ---------

Net Income (Loss)                       $   2,824       $ (463)         $   1,399       $  (4,546)
                                        =========       =========       =========       =========


     See accompanying notes to condensed consolidated financial statements.

                                  KINETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                               Six Months Ended
                                                                   June 30,
                                                           -----------------------
                                                             2006           2005
                                                           --------       --------
Cash flows from operating activities:
  Net income (loss)                                        $  1,399       $ (4,546)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                              2,665          2,744
   Amortization of deferred financing fees, bond
     premium and discount on senior secured notes             1,617          1,573
   Gain on sale of real property                               (307)            --
   Deferred income taxes                                      2,240          2,344

Changes in operating assets and liabilities:

   Current assets                                           (14,981)        (2,239)
   Current liabilities                                       10,181            966
   Net change in assets and liabilities from
     discontinued operation                                      42            437
   Non-current assets and liabilities                          (902)          (188)
   Due from affiliated company                                 (380)          (653)
                                                           --------       --------
   Net cash provided by operating activities                  1,574            438

Cash flows from investing activities:
   Acquisition of business                                       --           (481)
   Proceeds from sale of real property                          739             --
   Capital expenditures, net                                 (2,173)        (1,921)
                                                           --------       --------
   Net cash used in investing activities                     (1,434)        (2,402)

Cash flows from financing activities:
   Net (repayments)borrowings under revolving credit
     facility and other long-term debt                       (3,953)         2,090
                                                           --------       --------
   Net cash (used in)provided by financing activities        (3,953)         2,090

Effect of exchange rate changes on cash                       1,452             23
                                                           --------       --------

Net change in cash and cash equivalents                      (2,361)           149

Cash and cash equivalents at beginning of period             11,676         10,863
                                                           --------       --------
Cash and cash equivalents at end of period                 $  9,315       $ 11,012
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

Approximately 100% of the Company's long-term debt matures within the next 12 months. Currently, the Company is contemplating various avenues of refinancing this debt, and Management is confident that it will do so prior to the maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS No. 155"). SFAS No. 155 is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption to have a material impact.

In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective at the beginning of 2007. We are currently evaluating the impact of adopting FIN 48 on our future results of operations and financial condition.

3.    INVENTORIES

Inventories are summarized as follows:

                                                    June 30,      December 31,
                                                      2006            2005
                                                    -------         -------
  Raw materials                                     $36,801         $30,163
  Work in process                                    13,300          12,062
  Finished goods                                     13,061          12,027
                                                    -------         -------
                                                    $63,162         $54,252
                                                    =======         =======

4.    COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 are as follows:

                                 Three Months Ended           Six Months Ended
                                      June 30,                   June 30,
                                --------------------       --------------------
                                   2006         2005          2006         2005
                                -------      -------       -------      -------
Net income (loss)               $ 2,824      $  (463)      $ 1,399      $(4,546)
Foreign currency
 translation adjustments            907         (975)        1,986          279
                                -------      -------       -------      -------
Comprehensive income(loss)      $ 3,731      $(1,438)      $ 3,385      $(4,267)
                                =======      =======       =======      =======

5.    ADDITIONAL PURCHASE PRICE AGREEMENT

Kinetek has a contingent purchase price agreement relating to its acquisition of Motion Control Engineering on December 18, 1997. The terms of this agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the sellers' option during a five year period that began in 2003. When exercised, the additional consideration will be based on Motion Control Engineering's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be paid out in cash over a three or four-year period, in annual installments according to a schedule, which is included in the agreement. Additional consideration, if any, will be recorded as an addition to goodwill.

6.    BUSINESS SEGMENT INFORMATION

Summary financial information included in the financial statements of the Company is as follows:

                                         Three Months Ended               Six Months Ended
                                              June 30,                        June 30,
                                     -------------------------       -------------------------
                                        2006            2005            2006            2005
                                     ---------       ---------       ---------       ---------
Net sales
  Motors                             $  74,112       $  66,098       $ 140,051       $ 126,305
  Controls                              22,350          21,335          43,298          41,405
                                     ---------       ---------       ---------       ---------
                                        96,462          87,433         183,349         167,710
Operating income
  Motors                                12,792          11,092          23,065          19,672
  Controls                               4,060           3,455           6,900           5,494
                                     ---------       ---------       ---------       ---------
                                        16,852          14,547          29,965          25,166

Management fees and unallocated
   corporate overhead                    2,987           3,502           6,035           7,044
                                     ---------       ---------       ---------       ---------
Total operating income                  13,865          11,045          23,930          18,122

Interest expense                         9,028           8,986          17,985          17,817
Interest income                            (16)            (16)            (50)            (65)
Miscellaneous, net                         (60)            (40)            787             (29)
                                     ---------       ---------       ---------       ---------

Income from continuing
operations before income taxes       $   4,913       $   2,115       $   5,208       $     399
                                     =========       =========       =========       =========

7.    DISCONTINUED OPERATION

During 2004, the Company undertook a plan to sell Electrical Design and Control ("ED&C"), a wholly-owned subsidiary.

Summarized selected financial information for the discontinued operation is as follows:

                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                     --------------------       ---------------------
                                       2006         2005          2006          2005
                                     -------      -------       -------       -------
Revenues                             $    --      $   211       $    --       $ 1,079
Loss from discontinued
operations                                --         (391)          (29)       (1,031)

The major classes of assets and liabilities of the discontinued operation is as follows:

                                JUNE 30,    DECEMBER 31,
                                  2006          2005
                                --------      --------
Current assets, net of          $    373      $    415
   allowances
                                --------      --------
Total assets                         373           415
Current liabilities                   --            --
                                --------      --------
Net assets of discontinued
   operations                   $    373      $    415
                                ========      ========

On May 2, 2005, the Company sold certain inventory, equipment, intellectual property assets and contracts of ED&C. The Company no longer has any ownership interest in ED&C, however it will continue to collect on the outstanding receivables which were not sold.

8.     WARRANTIES

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the six months ended June 30, 2006 and 2005 are as follows:

                                         2006          2005
                                       -------       -------
     Balance, beginning of period      $ 1,201       $ 1,934
     Warranties issued                     102           180
     Change in estimate                     --          (425)
     Settlements                           (81)         (335)
                                       -------       -------
     Balance, end of period            $ 1,222       $ 1,354
                                       =======       =======

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net sales for the three months ended June 30, 2006 were $96.5 million, an increase of $9.0 million, or 10.3%, from the same period in 2005. For the six month period June 30, 2006, consolidated net sales were $183.3 million, an increase of $15.6 million, or 9.3%, from the previous year.

Sales for the Company's Motors segment increased $8.0 million, or 12.1%, for the quarter to $74.1 million; and increased $13.7 million, or 10.9% for the year to date to $140.1 million. Sales of subfractional motor products increased by $2.9 million for the second quarter of 2006, and by $5.4 million for the year to date. The subfractional sales increases for both periods were led by strong demand for gearmotors sold to manufacturers of alternative fuel pellet stoves. Rising global energy prices have stimulated significant growth of this product for sale in North America and Europe. Sales of fractional and integral motor products increased $5.1 million during the second quarter, and $8.3 million for the year 2006 to date. The increases in both periods were due primarily to favorable conditions in most of the Company's principal markets in North America and Europe, plus net increases in market share. The Company has experienced significant growth from sales of motors used in commercial floor care and golf cars, as well as from the introduction of AC motors used in material handling applications which have traditionally been served with DC motors. These increases were partially offset by the unfavorable impact of the Euro on European sales when translated into dollars. The stronger dollar caused unfavorable translation impacts to consolidated net sales of $1.0 million for the second quarter of 2006, and $2.0 million for the year to date. Sales for the Company's Controls segment increased $1.0 million, or 4.8%, to $22.4 million for the three months ended June 30, 2006. For the year to date period, Controls sales increased $1.9 million, or 4.6%, to $43.3 million. The sales increases for both periods were led by higher shipments of the Company's "I" family of elevator control products, which are up over 100% from 2005. These increases are partially offset by lower shipments of the Company's traditional control products, which are being cannibalized by the "I" family of controllers.

Operating income increased $2.8 million, or 25.5%, for the second quarter of 2006, to $13.9 million, and increased $5.8 million, or 32.0%, to $23.9 million for the year to date. Gross margin increased $1.9 million, to $27.6 million for the quarter, an increase of 7.5%. For the year to date, gross margin increased $4.3 million, or 9.1%, to $52.2 million. Gross margin declined slightly, from 29.3% of sales in the second quarter of 2005, to 28.6% of sales during the same period in 2006. For the six-month periods ending on June 30, gross margin was slightly lower at 28.5% of sales in 2006 compared with 28.6% in 2005. The increased gross margins are primarily attributable to the sales increases described above. In addition, several key factors affected the gross margin amount and percentage of sales: 1) During the first half of 2005, the Company incurred approximately $0.7 million in expenses and operating inefficiencies associated with the integration of the O. Thompson, a New York-based elevator control company, operations which were acquired in September, 2004, and other facility rationalization actions. These expenses had a favorable impact on the first six months of 2006 in comparison with the previous year. 2) Since 2003, and continuing through the first half of 2006, the Company has experienced severe increases in market prices paid for parts used in the assembly of motors, especially copper, steel, and zinc, and increases in the prices of plastic components and freight and transportation associated with rising global oil prices. 3) The Company has increased revenue by raising prices to customers and imposing surcharges linked to the cost of key commodities to partially offset the aforementioned inflation. 4) The Company's ongoing productivity actions, including rationalization of facilities and relocation of production to low-cost locales, have a favorable impact on gross margin, providing further offset to the aforementioned inflation. In total, the Company has been prevented by competitive pressures from achieving complete recovery of the higher costs, leading to the narrowing of gross margins as a percentage of sales.

Selling, general, and administrative expenses ("SG&A") were $11.4 million for the quarter ended June 30, 2006, down $1.0 million from $12.4 million in the same period of 2005. For the first half of 2006, SG&A expenses were $23.8 million, a reduction of $1.6 million compared with 2005. The reduction is primarily driven by the timing of certain normal corporate overhead expenses which are expected to be incurred later in 2006, and to the Company's ongoing productivity actions. In addition, a $0.3 million gain from the sale of its land and building, once associated with its Gear Research facility, was recorded as a reduction of these expenses.

LIQUIDITY AND CAPITAL RESOURCES

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. In the short term, the Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its Credit Agreement. As the Company's 10 3/4% Senior Notes mature on November 15, 2006, and the Credit Agreement expires on the earlier of December 18, 2006 or 30 days prior to the maturity of the Company's Senior Notes, the Company is actively pursuing alternative financing which would satisfy its existing creditors while providing working capital necessary to support ongoing operations and the Company's acquisition strategy. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2006 was $1.6 million, compared to $0.4 million for the six months ended June 30, 2005. The favorable performance year over year in cash is attributable to the higher operating income discussed under "Consolidated Results of Operations", which increased by $5.8 million. This was offset by net increases in working capital consisting mainly of a $7.2 million increase in accounts receivable and $8.9 million increase in inventory, offset by a favorable change in the Company's current liabilities as accounts payable and accrued expense and other current liabilities increased by $10.0 million and $0.4 million, respectively.

Investing activities. In the six months ended June 30, 2006, net cash used in investing activities was $1.4 million, compared to $2.4 million used in the same period of 2005. The favorable change was primarily caused by acquisition costs of $0.5 million for O. Thompson during the first quarter of 2005. No such acquisition costs were incurred during the six months ended June 30, 2006. Additionally, during the first quarter of 2006, the Company sold its land and building related to its former Gear Research facility which was closed at the end of 2004. Proceeds from the sale were $0.7 million, which generated a gain of $0.3 million recorded as a reduction of selling, general, and administrative expenses.

Financing activities. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $35.0 million to fund acquisitions and provide working capital, and for other general corporate purposes. Borrowings are secured by the stock and substantially all of the assets of the Company. As of June 30, 2006, the Company had approximately $13.7 million of available funds under this Credit Agreement. The Credit Agreement expires the earlier of December 18, 2006, or 30 days prior to the maturity of the Company's Senior Notes.

Approximately 100% of the Company's long-term debt matures within the next 12 months. Currently, the Company is contemplating various avenues of refinancing this debt, and Management is confident that it will do so prior to the maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

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

In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective at the beginning of 2007. We are currently evaluating the impact of adopting FIN 48 on our future results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2006 the Company had variable rate debt outstanding of $12.9 million. A one-percentage point increase in interest rates would not have a material effect on the amount of annual interest paid. The Company does not believe that its market risk from financial instruments on June 30, 2006 would have a material effect on future operations or cash flow.

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

                                              KINETEK, INC.



                                        By: /s/ Daniel Drury
                                            -----------------
                                            Daniel Drury
                                            Chief Financial Officer

      August 14, 2006

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

31.1            Certification of Thomas H. Quinn

31.2            Certification of Daniel D. Drury

32.1            Certification of Thomas H. Quinn pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

32.2            Certification of Daniel D. Drury pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002